Form 10-K
period 1996-09-30
SYNTHETIC INDUSTRIES LP
filed 1996-12-27
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1996


Commission File Number           0-21548





                           SYNTHETIC INDUSTRIES L.P.

             (Exact name of Registrant as specified in its charter)


  Delaware                                                       13-3397585
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification No.)

309 LaFayette Road, Chickamauga, Georgia                                30707
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









                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the annual report on Form 10-K for the fiscal year ended September 30, 1996 of Synthetic Industries, Inc., a Delaware corporation, are incorporated by reference herein.

                                     PART I


ITEM 1.  BUSINESS


GENERAL


     Synthetic Industries, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware. In December 1986, the Partnership acquired (the "Acquisition") all of the issued and outstanding shares (the "Shares") of the capital stock of Synthetic Industries, Inc., a Delaware corporation (the "Company"). The Company manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The information set forth under the heading "Business" in the Form 10-K of the Company for the fiscal year ended September 30, 1996 (the "Form 10-K") is incorporated herein by reference.

     Since its organization in 1986, the Partnership has conducted no business except (I) engaging in the transactions described in a confidential offering memorandum dated January 16, 1987, as supplemented, relating to the offering and sale of units of limited partnership interest in the Partnership (the "Units"); and (II) owning and voting the Shares. The Partnership's principal executive offices are located at 309 LaFayette Road, Chickamauga, Georgia 30707, and its telephone number is (706) 375-3121.

     The sole general partner of the partnership is SI Management L.P., a Delaware limited partnership ("Management L.P."). The sole general partner of Management L.P. is Synthetic Management G.P. ("Synthetic G.P."). Synthetic G.P. is a Georgia general partnership whose partners are controlled by certain members of the Company's senior management. See "Directors and Executive Officers--Partners of Synthetic G.P." Since the respective dates of the formation, neither Synthetic G.P. nor Management L.P. has engaged in any business, other than Synthetic G.P. acting as the general partner of Management L.P. and Management L.P. acting as the general partner of Synthetic L.P.


ITEM 2.  PROPERTIES


   The Partnership does not own or lease any physical properties.

   The information set forth under the heading "Properties" in the Form 10-K is incorporated herein by reference.


ITEM 3.  CLAIMS AND LEGAL PROCEEDINGS


   The Partnership is not party to litigation arising out of its business operations.

   The information set forth under the heading "Claims and Legal Proceedings" in the Form 10-K is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


   No matters were submitted to a vote of the holders of the units during fiscal 1996.
                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

        AND RELATED STOCKHOLDER MATTERS


     There is no established trading market for the Units. In addition, the limited partnership agreement of the Partnership (the "Limited Partnership Agreement") places restrictions on the transferability of Units. No transferee of all or any part of a Unit may be admitted to the Partnership as a limited partner ("Limited Partner") without the written consent of Management L.P., which consent may be withheld in the absolute discretion of Management L.P. The Limited Partnership Agreement also provides that the transfer of the whole or any portion of a Unit shall not be effective to entitle the transferee to receive distributions of cash of other property from the Partnership applicable to the Unit acquired by reason of such transfer, unless Management L.P. consents in writing to such transfer.

   The Partnership has made no distributions of any kind since its organization in 1986. The Company is currently restricted under a loan agreement with its senior lenders and an indenture relating to the Company's senior subordinated debentures due 2002 from paying cash dividends, or making certain types of capital distributions.

ITEM 6.  SELECTED FINANCIAL DATA



                                     FISCAL YEAR ENDED SEPTEMBER 30,
                              1996      1995      1994       1993     1992
                             -----     ------     -----     -----    ------
                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS DATA:
Net sales                   $299,532  $271,427  $234,977  $210,516  $195,739
Gross profit                  91,211    76,721    82,672    68,335    62,049
Operating income              38,318    28,687    41,007    29,921    27,656
Income from continuing
 operations before
 provision for
 income taxes                 14,341     5,436    20,257     8,134     8,155
Income from
 continuing operations         7,441     1,936    11,657     3,662     3,595
Income (loss) from
 discontinued operations           -         -        -      1,420    (7,567)
Extraordinary item -
 loss from early
 extinguishment of debt            -         -         -    (8,892)        -
Cumulative effect of
 accounting change                 -         -         -    (8,500)        -
Net income (loss)              7,441     1,936    11,657   (12,310)   (3,972)

Income per share
    Continuing operations      1.25       .33      1.97       .63       .62

EBITDA (1)                   53,413    42,877    52,188    41,051    36,937





                          1996      1995      1994      1993      1992
                         -----      ----      ----      ----      ----
                                     (THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
Working Capital        $63,418   $69,041   $44,116   $42,057   $33,982
Total assets           323,756   312,302   287,935   260,374   254,583
Long-term debt         194,353   192,048   172,490   164,723   158,638
Stockholder's Equity    65,185    57,758    55,819    44,425    56,702

1 The Partnerhsip believes that earnings before interest, taxes, depreciation and amortization (`EBITDA') is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or cash flows from operating activities.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (IN 000'S)




As previously discussed, since its organization in 1986 and subsequent admission of Limited Partners, the Partnership has conducted no business except owning and voting the Shares. As a result, the discussion and analysis of financial condition and results of operations presented below relates to the operations of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30th.



RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to net sales of certain income statement items. See "Selected Financial Data", as well as the Consolidated Financial Statements and the notes thereto for more detailed financial information.

                                          Fiscal Year ended September 30,
                                           1996        1995        1994
                                           ----        ----        ----

             Net sales................    100.0%       100.0%      100.0%
             Cost of sales............     69.5         71.7        64.8
                Gross profit..........     30.5         28.3        35.2
             Selling expenses.........      9.2          9.0         9.3
             General and administrative
                     expenses.........      7.8          7.8         7.5
             Amortization of intangibles    0.9          0.9         1.0
                                          -----         ----       -----
               Operating income.......     12.6         10.6        17.4
             Interest expense.........      7.6          8.3         8.5
             Amortization of deferred
                      financing costs.      0.2          0.3         0.3
                                          -----         ----        ----
               Income before provision
                 for taxes                  4.8          2.0         8.6
             Provision for income taxes     2.3          1.3         3.7
                                          -----         ----        ----
               Net income.............      2.5%         0.7%        4.9%
                                          =====         ====        =====



FISCAL 1996 COMPARED TO FISCAL 1995

   Net sales for the year ended September 30, 1996 were $299,532 compared to $271,427 for the same period of fiscal 1995, an increase of $28,105, or 10.4%. This increase was primarily due to increased sales of carpet backing and construction and civil engineering products. Carpet backing sales for the year ended September 30, 1996 were $146,491 compared to $133,025 for the same period of fiscal 1995, an increase of $13,466, or 10.1%. This increase was the result of higher unit volume in primary and secondary carpet backing, partially offset by lower average selling prices. Construction and civil engineering product sales for the year ended September 30, 1996 were $97,043 compared to $82,933 for the same period of fiscal 1995, an increase of $14,110, or 17.0%. This increase was due to an increase in sales of geotextile and erosion control fabrics of $13,018, or 30.7%, resulting primarily from nonwoven sales in the landfill and roadway and building site markets. Technical textiles sales for the year ended September 30, 1996 were $55,998 compared to $55,469 for fiscal 1995, a increase of $529, or 1.0%.

   While the Company's sales have grown in each year, the Company's gross profit has fluctuated due to a variety of factors, primarily related to changes in the price of polypropylene. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products, accounting for approximately 50% of the Company's cost of goods sold. The Company believes that the selling prices of its products have adjusted over time to reflect changes in polypropylene prices, although such price changes favorably affected gross profit for fiscal 1994 and adversely affected gross profit for fiscal 1995. In fiscal 1996, polypropylene prices decreased an average of 8% from fiscal 1995 levels. The benefit of this average cost decrease was only partially offset by reduced average selling prices, which, coupled with higher sales volume, resulted in a gross profit improvement of $14,490, or 18.9%, from $76,721 in fiscal 1995 to $91,211 in fiscal 1996. As a percentage of sales, gross profit increased to 30.5% from 28.3%.

      The Company believes that average polypropylene prices will decline in the first quarter of fiscal 1997 as a result of continued expansion of polypropylene capacity. According to a September 1996 report by Chem Data, a monthly petrochemical and plastics analysis publication, current annual capacity in North America will rise 11% to 14.0 billion pounds per year in calendar 1997 from a projected 12.6 billion pounds per year at December 1996. Historically, the creation of additional capacity has helped to relieve supply pressures although there can be no assurance that this will continue to be the case.

   Selling expenses for the year ended September 30, 1996 were $27,488 compared to $24,273 for the same period of fiscal 1995, an increase of $3,215, or 13.2%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses are related to the Company's expectation of higher sales in 1997 resulting from the completion of the 1996 capacity expansion program. As a percentage of sales, selling expenses increased from 9.0% to 9.2%.

   General and administrative expenses for the year ended September 30, 1996 for the Company were $22,657 compared to $21,195 for the same period of fiscal 1995, an increase of $1,462, or 6.9%. As a percentage of sales, general and administrative expenses decreased from 7.8% to 7.6%. In fiscal 1995, general and administrative expenses included a pre-tax charge of $2,852 related to an increase in the allowance for doubtful accounts taken to establish a reserve for a carpet backing customer who experienced severe financial difficulties.
Without this charge, fiscal 1995 general and administrative expenses as a percentage of sales would have been 6.8% The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's Management Information System, to support company growth. Included in general and administrative expenses for the Partnership is $661 related to a withdrawn common stock offering, such amount being due to the Company.

   Operating income for the Company for fiscal 1996 was $38,474 as compared to $28,687 for fiscal 1995, an increase of $9,787, or 34.1%. As a percentage of sales, operating income increased to 12.8% in fiscal 1996 from 10.6% in fiscal 1995. This was primarily due to factors discussed above.

   Total interest expense for fiscal 1996 was $22,773 compared to $22,514 for fiscal 1995, an increase of $259, or 1.2%, due to higher average total debt outstanding.

   The effective income tax rate was 46% and 64% in fiscal 1996 and 1995, respectively. The decrease was primarily due to the effect of nondeductible expenses, including the amortization of goodwill, on higher taxable income in fiscal 1996.

   Net income for fiscal 1996 for the Company was $8,102 compared to net income of $1,936 for fiscal 1995, an increase of $6,166, or 318.5%. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1996 was $54,074 compared to $42,887 for fiscal 1995, an increase of $11,187, or 26.1%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material cost offset by slightly lower average selling prices, higher manufacturing costs associated with plant shutdowns as a result of the winter ice storms in 1996 and increased selling and general and administrative costs.


FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales for fiscal 1995 were $271,427 compared to $234,977 for fiscal 1994, an increase of $36,450, or 15.5%. This increase was primarily due to unit volume growth in certain product lines and higher average selling prices. Carpet backing sales for fiscal 1995 were $133,025 compared to $117,791 for fiscal 1994, an increase of $15,234, or 12.9%. This increase was primarily due to higher unit volume due in part to increased market share in both primary and secondary carpet backing as well as higher selling prices as compared to fiscal 1994. Construction and civil engineering product sales for fiscal 1995 were $82,933 compared to $68,706 for fiscal 1994, an increase of $14,227, or 20.7%. This increase was primarily due to a significant growth in sales of geosynthetic products as well as an increase in sales of Fibermesh(R) fibers. Technical textiles sales for fiscal 1995 were $55,469 compared to $48,480 for fiscal 1994, an increase of $6,989, or 14.4%. This increase was primarily due to unit volume growth in the furniture and bedding markets.

     Gross profit for fiscal 1995 was $76,721 compared to $82,672 for fiscal 1994, a decrease of $5,951, or 7.2%. As a percentage of sales, gross profit decreased to 28.3% from 35.2%. This decrease was primarily due to higher polypropylene costs, offset partially by higher average selling prices. The average market price of polypropylene increased approximately 50% per pound in fiscal 1995 over fiscal 1994.

     Selling expenses for fiscal 1995 were $24,273 compared to $21,815 for fiscal 1994, an increase of $2,458, or 11.3%. This increase was primarily due to increased marketing efforts in the construction and civil engineering products lines as a direct result of increased sales. However, as a percentage of sales, selling expenses decreased from 9.3% to 8.9%.

     General and administrative expenses for fiscal 1995 were $21,195 compared to $17,588 for fiscal 1994, an increase of $3,607, or 20.5%. As a percentage of sales, general and administrative expenses increased from 7.5% to 7.8%. This increase was primarily due to a charge of $2,852 related to an increase in the allowance for doubtful accounts during the fourth quarter of fiscal 1995. The charge was taken to establish a reserve for accounts receivable for a carpet backing customer who experienced severe financial difficulties.

     Operating income for fiscal 1995 was $28,687 compared to $40,770 for fiscal 1994, a decrease of $12,083, or 29.6%. As a percentage of sales, operating income decreased to 10.6% from 17.4%. This decrease was primarily due to the change in gross profit associated with higher raw material costs.

     Total interest expense for fiscal 1995 was $22,514 compared to $20,011 for fiscal 1994. This increase was due to a higher average total debt outstanding and a higher base rate for the Credit Facility.

     The effective income tax rate for fiscal 1995 was 64.3% compared to 43% for fiscal 1994. The increase was primarily due to the effect of nondeductible expenses, including the amortization of goodwill, on lower taxable income in fiscal 1995.

     Net income for fiscal 1995 was $1,936 compared to $11,420 for fiscal 1994, a decrease of $9,484, or 83%. This decrease was primarily due to increased raw material and interest costs.


LIQUIDITY AND CAPITAL RESOURCES

   To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by (used in) operating activities was $31,421, (35), and 23,962 for the years ended September 30, 1996, 1995 and 1994, respectively.

   Cash provided by (used in) operating activities in fiscal 1996, 1995 and 1994 resulted primarily from net income of $8,102, $1,936 and $11,420, respectively, after deducting non-cash changes of $20,723, $17,945 and $16,703 and net working capital charges of approximately $2,596, ($19,916) and ($4,161), for each respective period. The increase in cash provided by operating activities for fiscal 1996 as compared to fiscal 1995 was principally due to fluctuations in net income and the Company's working capital requirements. The changes included reduced inventory and accounts payable balances in 1996 resulting primarily from lower inventory quantities and lower polypropylene costs. The decrease in cash provided by operating activities in fiscal 1995 as compared to fiscal 1994 was principally due to lower net income and fluctuations in working capital requirements. Working capital requirements increased primarily due to increases in accounts receivable, inventory and accounts payable. The increase in accounts receivable resulted from increased sales over the prior year particularly in certain seasonal product lines. The increases in inventory and accounts payable resulted from the effects of higher polypropylene costs, as well as increased units in finished goods and raw materials. Working capital amounted to $64,077, $69,039 and $44,114 at September 30, 1996, 1995 and 1994,
respectively.

   Capital expenditures in fiscal 1996, 1995 and 1994 were approximately $34,200, $13,300 and $31,900, respectively. Capital expenditures in fiscal 1996 and 1995 were primarily to increase woven manufacturing capacity at its largest facility. In fiscal 1994, the Company expanded its secondary carpet backing and nonwoven facilities. The Company expects to incur approximately $40,000 of additional capital expenditures in each of fiscal 1997 and 1998, primarily to expand capacity and to continue to reduce manufacturing costs, subject in each case to prevailing market conditions.

   The Credit Facility provides for potential borrowing capacity of up to $85,000 and is comprised of term loan borrowings of $45,000 (of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001) and a revolving credit loan portion (the "Revolver") of up to $40,000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. The Credit Facility expires on October 1, 2001.

On December 14, 1992, the Company issued $140,000 of the Debentures, which represent unsecured obligations of the Company. The Debentures are redeemable at the option of the Company at any time on or after December 1, 1997, at an initial redemption price of 106.375% of their principal amount together with accrued interest, with declining redemption prices thereafter. Interest on the Debentures is payable semi-annually on June 1 and December 1.

   On November 1, 1996, the Company sold 2,875,000 shares of common stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were $34,020, which will be used to repay certain outstanding indebtedness.

   Based on current levels of operations and anticipated growth, the Company's management expects cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the Credit Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.


INFLATION AND SEASONALITY

   The Company does not believe that its operations have been materially affected by inflation during the three most recent fiscal years. While the Company does not expect that inflation will have a material impact upon operating results, there is no assurance that its business will not be affected by inflation in the future.

   The Company's sales and income from continuing operations have historically been higher in the third and fourth quarters of its fiscal year. While sales and operating income in the carpet backing and technical textile product lines are not greatly affected by seasonal trends, sales of construction and civil engineering products are lower in the first and second quarters of any given fiscal year due to the impact of adverse weather conditions on the construction and civil engineering markets. Consequently, as sales from construction and civil engineering products continue to increase as a percentage of the Company's total sales, the seasonality of these products' sales will affect total sales of the Company to a greater degree.


FORWARD LOOKING STATEMENTS

   The discussion of the Company's business and operations in this report includes in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating, and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risk and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.


ACCOUNTING CHANGES

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that the adoption of this standard will have no effect on the consolidated financial position or results of operations.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company as of October 1, 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will account for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. In accordance with SFAS No. 123, beginning in the fiscal year ended September 30, 1997, the Company will make pro forma disclosures relative to stock-based compensation as part of the accompanying footnotes to the consolidated financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   See the financial statements, together with the auditors' report thereon, appearing immediately after Part IV, Item 14 hereof.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY



DIRECTORS OF SYNTHETIC G.P.


   Synthetic G.P. is the sole general partner of Management L.P., which is the sole general partner of the Partnership. By virtue of these relationships, Synthetic G.P. controls the management and affairs of the Partnership.

   The general partners of Synthetic G.P. are the following Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc., and Wright Investments, Inc. Each
of Leonard Chill, Jon P. Beckman, W. Wayne Freed, Ralph A. Kenner and      W.
Gardner Wright, Jr. is the sole director and the controlling stockholder of one of Synthetic G.P.'s general partners, and an executive officer of the Company. Messrs. Chill and Beckman also serve as directors of the Company.

   The information set forth under the heading "Directors and Executive Officers" in the Form 10-K is incorporated herein by reference.


ITEM 11.  RENUMERATION OF DIRECTORS AND OFFICERS


      The information set forth under the heading "Remuneration of Directors and Officers" in the Form 10-K is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      As at December 1, 1996, no person or group is known to the Partnership to be the beneficial owner of more than five percent (5%) of the Units. The general partners of Synthetic G.P. and their respective stockholders do not own any Units.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      The information set forth under the heading "Certain Relationships and Related Transactions" in the Form 10-K are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K


(a)  Index to Consolidated Financial Statements:

                                                                     Page No. of
                                                             Financial Statement

    (1) Financial Statements:

        Independent Auditors' Report                              F-1
        Consolidated Balance Sheets                               F-2
        Consolidated Statements of Operations                     F-3
        Consolidated Statements of Changes in
           Stockholder's Equity                                   F-4
        Consolidated Statements of Cash Flows                     F-5
        Notes to Consolidated Financial Statements                F-6


(b) No reports on Form 8-K were filed during the last quarter of the
Partnership's fiscal year ended                         September 30,1996.

(c) Exhibits:  See exhibit index immediately following Item 14.

(d) No additional financial statements are required to be filed.


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, by Registrants Which Have Not Registered Securities Pursuant to Section 12 thereunder.

No annual reports or proxy materials have been sent to the sole stockholder of the Partnership or the holders of the units.
                                 EXHIBIT INDEX



Location in
Sequential
Page Numbering
System


            The following are the Exhibits as required by Item 14 (c).

      1 2.1 Acquisition Agreement dated November 21, 1986 between Synthetic Industries, Inc., Synthetic Industries Limited, Polyweave Corporation, the shareholders of Synthetic Industries, Inc., Synthetic Industries Limited and SI Holding Inc. including exhibits thereto.

      1     2.2  Plan and Agreement of Merger dated December 4, 1986.

      2 2.3 Asset Purchase Agreement dated October 12, 1990 between Synthetic Industries, Inc. and Chicopee.

      10 3.1 Certificate of Incorporation of Synthetic Industries, Inc. (including all amendments to date) filed with the Secretary of the State of Delaware.

      10 3.2 Amended and Restated By-Laws of Synthetic Industries, Inc. (including all amendments to date).

      4 4.1 Form of Indenture between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

      9 4.2 Supplemental Form of Indenture between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

      9 10.1 Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 20, 1995 among Synthetic Industries, Inc., The First National Bank of Boston and other Lenders listed on
            Schedule I thereto, and The First National Bank of Boston, as agent on behalf of the Lenders.

      9 10.2 Amendment No. 1 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

      11 10.3 Amendment No. 2 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

      9 10.4 Amendment No. 3 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

      2 10.5 US Patent No. 4,867,614, Reinforced Soil and Method (Exp. December 13, 2003).

      2 10.6 US Patent No. 4,790,691, Fiber Reinforced Soil and Method (Exp. December 13, 2003).

      2 10.7 US Patent No. 5,007,766, Shaped Barrier for Erosion Control and Sediment
            Collection (Exp. April 16, 2008).

      1 10.8 Lease agreement dated November 22, 1971 between Murray Sobel and Synthetic Industries, Inc. (including all amendments to date).

      1 10.9 Lease agreement dated February 13, 1969, between Murray Sobel and wife, Marcela S. Sobel, and Joseph F. Decosimo, Frank M. Thompson and Murray Sobel, Trustees and Synthetic Industries, Inc. (including all amendments to date).

      2 10.10 Lease agreement dated December 17, 1990 between Chicopee and Synthetic Industries, Inc.

      2 10.11 Lease agreement dated January 17, 1991 between Herchel L. Webster and Allie Ree Webster and Synthetic Industries, Inc. (the "Lumite Lease").

      6     10.12  Amendment to the Lumite Lease dated October 1, 1992.

      2 10.13 Consulting Agreement dated July 23, 1991 between Texpro Limitada y Cia S.C.A. and Synthetic Industries, Limited.

      7 10.14 Supply Contract between Eastman Chemical Products, Inc. and Synthetic Industries, Inc. dated December 13, 1991.

      13 10.15 Agreement dated September 6, 1996 between Leonard Chill and Synthetic Industries, Inc.

      13 10.16 Agreement dated September 6, 1996 between W. Wayne Freed and Synthetic Industries, Inc.
      13 10.17 Agreement dated September 6, 1996 between Ralph A. Kenner and Synthetic Industries, Inc.

      13 10.18 Agreement dated September 6, 1996 between Gardner Wright, Jr. and Synthetic Industries, Inc.

      13 10.19 Agreement dated September 6, 1996 between John M. Long and Synthetic Industries, Inc.

      13 10.20 Agreement dated September 6, 1996 between Charles T. Koerner and Synthetic Industries, Inc.

      2 10.21 Agreement dated September 6, 1996 between Robert J. Breyley, Sr. and Fibermesh Company.

      13 10.22 Agreement dated September 6, 1996 between Joseph Sinicropi and Synthetic Industries, Inc.

      13 10.23 Agreement dated September 6, 1996 between W.O. Falkenberry and Synthetic Industries, Inc.

      13 10.24 Agreement dated September 6, 1996 between Bobby Callahan and Synthetic Industries, Inc.

       8    10.25  1994 Stock Option Plan for Non-Employee Directors

       8    10.26  1994 Stock Option Plan

      11    10.27  1996 Stock Option Plan

      11    10.28  Incentive Compensation Plan Fiscal Year 1994/1995

      11    10.29  Incentive Compensation Plan Fiscal Year 1995/1996

      12 10.30 Form of Registration Rights Agreement between Synthetic Industries, L.P. and Synthetic Industries, Inc. dated as of October 31, 1996.

      13 10.31 Amendment No. 4 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of September 27, 1996.

      14 10.32 Amendment No. 5 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 28, 1996

      2     21.  List of Subsidiaries of Synthetic Industries, Inc.

            27.  Financial Data Schedule

--------------
1 Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-11479) as filed with the Securities and Exchange Commission on January 23, 1987 and incorporated herein by reference.

2 Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on August 24, 1992 and incorporated herein by reference.

3 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

4 Filed as an exhibit to the Company's Amendment No. 3 to the Registration on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on December 4, 1992 and incorporated herein by reference.

5 Filed as an exhibit to the Partnership's Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on April 16, 1993 and incorporated herein by reference.

6 Filed as an exhibit to the Partnership's Amendment No. 1 to the Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

7 Pursuant to an order dated October 19, 1992, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit under Rule 406 of the Securities Act of 1933, as amended.

8 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.

9 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

10 Filed as an exhibit to the Company's Registration Statement on Form 8-A (0-12357) as filed with the Securities and Exchange Commission on October 24, 1996 and incorporated herein by reference.
11 Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on August 1, 1996 and incorporated herein by reference.

12 Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on September 13, 1996 and incorporated herein by reference.

13 Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on October 2, 1996 and incorporated herein by reference.

14 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.



Deloitte and Touche LLP
Two World Financial Center
New York, New York  10281-1414
Telephone:  (212) 436-2000
Facsimile:  (212) 436-5000




INDEPENDENT AUDITORS' REPORT
To the Partners of Synthetic Industries, L.P.
Chickamauga, Georgia


We have audited the accompanying consolidated balance sheets of Synthetic Industries, L.P. and its subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries, L.P. and subsidiary at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.




/S/ Deloitte and Touche LLP


Deloitte & Touche LLP


November 12, 1996


                           SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                           SEPTEMBER 30,
            ASSETS                                        1996      1995
                                                       -------    ------

CURRENT ASSETS:
  Cash.............................................. $     103   $   110
  Accounts receivable, net (Note 4).................    47,861    47,947
  Inventory (Note 5)................................    39,142    45,597
  Other current assets (Note 6).....................    14,655    14,708
                                                       -------   -------

      TOTAL CURRENT ASSETS..........................   101,761   108,362

PROPERTY, PLANT AND EQUIPMENT, net (Note 7).........   137,974   116,729

OTHER ASSETS (Note 8)...............................    84,021    87,211
                                                       -------  --------

                                                      $323,756  $312,302
                                                      ========  ========


            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable..................................   $20,227  $ 24,021
  Accrued expenses and other current liabilities....    10,026     7,378
  Income taxes payable (Note 11)....................     1,407     1,455
  Interest payable..................................     6,024     6,427
  Current maturities of long-term debt (Note 9).....       659        40
                                                       -------   -------

         TOTAL CURRENT LIABILITIES..................    38,343    39,321

LONG-TERM DEBT (Note 9).............................   194,353   192,048

DEFERRED INCOME TAXES (Note 11).....................    25,875    23,175





COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' CAPITAL (Notes 3 and 13)
  General Partner's Capital.........................       649       575
  Limited Partners' Capital,
    800 Units issued and outstanding................    64,536    57,183
                                                        ------    ------

      TOTAL PARTNERS' CAPITAL.......................    65,185    57,758
                                                        ------    ------

                                                      $323,756  $312,302
                                                      ========  ========


                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                     YEAR ENDED SEPTEMBER 30,
                                                    1996      1995       1994
                                                  --------  --------   ---------

Net sales........................................$299,532   $271,427    $234,977

Costs and expenses:
  Cost of sales ................................. 208,321    194,706     152,305
  Selling expenses...............................  27,488     24,273      21,815
  General and administrative expenses............  22,318     21,195      17,351
  Amortization of excess of purchase price
  over net assets acquired and
  other intangibles..............................   2,592      2,566       2,499
                                                  -------    -------     -------

                                                  261,719     242,740    193,970
                                                  -------     -------    -------

      Operating income...........................  37,813     28,687      41,007
                                                   ------     ------      ------
Other expenses:
  Interest expense, net..........................  22,773     22,514      20,011
  Amortization of deferred financing costs.......     699        737         739
                                                   ------     ------      ------

                                                   23,472     23,251      20,750
                                                   ------     ------      ------
Income before
    provision for income taxes................... 14,341       5,436      20,257

Provision for income taxes
    (Note 11)....................................  6,900       3,500       8,600
                                                 -------       -----      ------


NET INCOME...................................... $ 7,441    $  1,936   $  11,657
                                                 =======    ========   =========



NET INCOME ATTRIBUTABLE TO:
    General partner..............................$   74     $     19   $     114
    Limited partners............................. 7,367        1,917      11,543
                                                 ------     --------   ---------

                                                $ 7,441      $ 1,936   $  11,657
                                                =======     ========   =========


Net income per limited partnership unit.........$  9.30      $  2.42   $   14.57
                                                =======      =======   =========

Limited partnership units outstanding ...........   800          800         800
                                                   ====         ====        ====







                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                           (IN THOUSANDS OF DOLLARS)




                                                                        TOTAL
                                   GENERAL              LIMITED        PARTNERS'
                                   PARTNER              PARTNER        CAPITAL



Balance, September 30, 1993.....$     442            $   43,746      $  44,188

Net income......................      114                11,543         11,657

Foreign currency translation....        -                   (26)           (26)
                                     ----               -------         -------

Balance, September 30, 1994.......    556                55,263         55,819

Net income........................     19                 1,917          1,936

Foreign currency translation......      -                     3              3
                                     ----                ------          -----

Balance, September 30, 1995.......    575                57,183         57,758

Net income........................     74                 7,367          7,441

Foreign currency translation......      -                   (14)           (14)
                                     ----                -------        -------

Balance, September 30, 1996....... $  649             $  64,536        $ 65,185
                                   ======              ========         =======







                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                                       YEAR ENDED SEPTEMBER 30,
                                                    1996        1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................$ 7,441    $  1,936   $ 11,657
  Adjustments to reconcile net income
       to net cash provided by
       (used in) operations:
  Depreciation and amortization.................. 16,299      14,937     12,390
  Deferred income taxes..........................  3,400        (355)     3,830
  Provision for bad debts........................  1,024       3,363        217
  Loss on disposal of equipment..................      -           -        266
  Change in assets and liabilities:
  Increase in accounts receivable................   (943)    (12,212)    (2,861)
  Decrease (increase) in inventory...............  6,451     (13,076)    (7,255)
  Increase in other current assets...............   (647)     (1,469)      (595)
  (Decrease) increase in accounts payable........ (3,801)      5,254      5,340
  Increase in accrued expenses
    and other current liabilities................  2,648         434        533
  (Decrease) increase in income taxes payable....    (48)        973        482
  (Decrease) increase in interest payable........   (403)        180        224
                                                  ------       -----     ------
     Cash provided by (used in)
        operating activities..................... 31,421         (35)    24,228
                                                  ------        ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.....(29,253)    (13,313)   (31,866)
                                                 -------      -------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan..................... 19,500      11,000          -
  Repayments under term loan.....................   (500)     (6,000)    (6,000)
  Net (repayment) borrowings under
    revolving credit line........................(20,734)      8,598     13,802
  Payment of capital lease obligation
    and other long term debt.....................   (342)        (36)      (297)
  Deferred financing costs.......................   (101)       (221)         -
                                                  ------       ------    ------
      Cash (used in) provided by
        financing activities..................... (2,177)     13,341      7,503
      Effect of exchange rate changes on cash....      2          (2)        (3)
                                                   -----      ------      -----
NET DECREASE IN CASH.............................     (7)         (9)      (136)
CASH AT BEGINNING OF PERIOD......................     110        119        255
                                                      ---        ---        ---
CASH AT END OF PERIOD............................$    103   $    110    $   119
                                                    =====      ======     ======


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ......................................$ 23,176   $ 22,334   $ 19,787
  Income taxes...................................  3,548       2,882      3,901

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Capital lease obligation incurred
   for purchase of equipment.....................$ 5,000           -          -


                         See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)


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


2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION
  The consolidated financial statements include the accounts of the Partnership and the Company. All significant intercompany transactions and balances have been eliminated.

  REVENUE RECOGNITION

  Revenue from product sales is recognized at the time of shipment.

  FOREIGN CURRENCY TRANSLATION

  The assets and liabilities of foreign subsidiaries are translated at the fiscal year-end rates of exchange, and the results of operations are translated at the average rates of exchange for the years presented. Gains or losses resulting from translating foreign currency financial statements are accumulated in the cumulative translation adjustments account in the stockholder's equity section of the accompanying consolidated balance sheets.

   INVENTORY

  Inventory is stated at the lower of cost, determined using the first-in, first-out method, or market.
  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

                        Building and improvements25 years
                        Machinery and equipment14 years

  Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures which improve an asset or extend its useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations.

  Capitalized interest is charged to machinery and equipment and amortized over the lives of the related assets. Interest capitalized during fiscal 1996, 1995 and 1994 was $392, $729 and $283, respectively.

  INCOME TAXES

  The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the statement of operations for the period that includes the enactment date.

  EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

  The excess of purchase price over net assets acquired is amortized on a straight-line basis over a period of 40 years. Excess of purchase price over net assets acquired is assessed for recoverability on a regular basis. In evaluating the value and future benefits of goodwill, its carrying value would be reduced by the excess, if any, of the balance over management's best estimate of undiscounted future operating income before amortization of the related intangible assets over the remaining amortization period.

  DEFERRED FINANCING AND INTANGIBLE ASSETS

  Deferred financing costs are amortized over periods from 5 to 12 years. Intangible assets consist primarily of a Fibermesh(R) trademark and patents on civil engineering products, which are amortized on a straight-line basis over 40 and 15 years, respectively.


  EARNINGS PER SHARE

  Net earnings per share were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period, as adjusted for the stock splits. Common equivalent shares include options calculated using the treasury stock method. Retroactive restatement has been made to all share and per share amounts for the 115,741-for-1 stock split effective October 30, 1996 (Note 3).

  USE OF ESTIMATES

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

  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that the adoption of this standard will have no effect on consolidated financial position or results of operations.

   STOCK BASED COMPENSATION

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

  RECLASSIFICATION OF PRIOR FINANCIAL STATEMENTS

  Certain reclassifications have been made to previous years' financial statements to conform with 1996 classifications.


3.RECAPITALIZATION AND INITIAL PUBLIC OFFERING

   On July 31, 1996, the board of directors (the "Board"), approved an amendment to the Company's Certificate of Incorporation to effect a recapitalization of the Company's Common Stock, pursuant to which the number of authorized shares of the Company's Common Stock was increased to 25,000,000 shares (the "Recapitalization"). As part of the Recapitalization, the Board approved a 115,740.74-for-1 stock split of the issued and outstanding shares of Common Stock. The Recapitalization, including the stock split, became effective immediately prior to the initial public offering. All share and per share information included in the accompanying consolidated financial statements and notes have been adjusted to give retroactive recognition to the stock split.

   On November 1, 1996, the Company sold 2,875,000 shares of common stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were approximately $34,020. The net proceeds to the Company will be used to repay certain outstanding indebtedness. Supplementary pro forma net income per share, assuming the net proceeds were used to reduce outstanding bank indebtedness and issued shares were outstanding as of the beginning of fiscal 1996, would have been $1.12.

   The Partnership attempted a public offering to sell all of its shares in the Company which was withdrawn. Under an agreement with the Company, the Company paid the costs associated with the withdrawn public offering of approximately $660 and the Partnership will reimburse the Company. Accordingly, the Partnership has expensed the costs, in general and administrative expenses, and recorded a liability to the Company for all amounts due.

4.  ACCOUNTS RECEIVABLE

  Accounts receivable are presented net of the doubtful allowances of $3,036, $4,053 and $1,201 for fiscal 1996, 1995 and 1994, respectively. Amounts written off against established allowances were $2,041, $511 and $217 for the years ended September 30, 1996, 1995 and 1994, respectively.
  Most of the Company's carpet backing sales are with customers located in Georgia. Net sales to one customer represented 18% of consolidated net sales for all three fiscal years presented.


5.INVENTORY
                                            SEPTEMBER 30,
                                         1996          1995
                                        ------      -------

            Finished goods............$ 22,555      $ 27,867
            Work in process...........   7,937         5,541
            Raw materials.............   8,650        12,189
                                     ---------      --------
                                     $  39,142      $ 45,597
                                     =========      ========


6.OTHER CURRENT ASSETS
                                            SEPTEMBER 30,
                                          1996         1995
                                          -----        -----

            Prepaid supplies...........$  8,283     $  7,192
            Deferred tax assets........   4,765        5,465
            Other......................   1,607        2,051
                                        -------      -------
                                        $14,655      $14,708
                                        =======      =======

7.PROPERTY, PLANT AND EQUIPMENT

                                             SEPTEMBER 30,
                                           1996         1995
                                         ------       -------

            Land....................... $  4,458      $  3,511
            Buildings and improvements.   29,298        23,457
            Machinery and equipment and
              leasehold improvements...  179,386       151,921
                                         -------       -------
                                         213,142       178,889
            Accumulated depreciation...   75,168        62,160
                                         -------       -------
                                        $137,974      $116,729
                                        ========      ========


Depreciation expense on property, plant and equipment was $13,008, $11,634 and $9,152 in fiscal 1996, 1995 and 1994, respectively.


8.OTHER ASSETS

                                           SEPTEMBER 30,
                                        1996          1995
                                       ------        -------
        Excess of purchase price
           over net assets acquired... $99,818       $99,818
        Intangible assets...........     3,546         3,546
        Deferred financing costs.....   12,331        12,230
                                      --------       -------
                                       115,695       115,594
        Accumulated amortization.....   31,674        28,383
                                       -------       -------
                                      $ 84,021      $ 87,211
                                      ========      ========



The excess of purchase price over net assets acquired arose from the purchase of the Company's Common Stock. The Company was acquired by the Partnership on December 4, 1986. This acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on estimates by independent appraisals and other valuations of fair market value as of December 4, 1986, and resulted in a purchase price in excess of net assets acquired of $99,818.

Amortization expense was $3,291, $3,303 and $3,238 in fiscal 1996, 1995 and 1994, respectively.


9.LONG-TERM DEBT

Long-term debt consists of the following at September 30:

                                                       1996      1995
                                                      ------    ------
     Secured revolving credit facility (a):
       Secured revolving credit portion             $  3,993   $24,727
       Term loan portion                              45,000    26,000
     12 3/4% senior subordinated debentures (b)      140,000   140,000
     Capital lease obligation (Note 10)                4,698         -
     Other                                             1,321     1,361
                                                     -------   -------
                                                     195,012   192,088
     Less current portion                                659        40
                                                     -------   -------
     Total long-term portion                       $ 194,353  $192,048
                                                   =========  ========


  A. THE SECURED REVOLVING CREDIT FACILITY

     On October 20, 1995, the Company and its lenders entered into a Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Credit Facility"). The Company's term loan portion of the Credit Facility was increased to $45,000. The Credit Facility has a termination date of October 20, 2001, and provides for term loan repayments of $10,000 in 1999 and $17,500 in each of 2000 and 2001.

     The revolving credit loan portion of the Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. The maximum amount available for borrowing under the revolving credit loan portion is increased to $40,000, of which $34,115 is available at September 30, 1996.

     The Credit Facility permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate plus .75% (9.0% at September 30, 1996) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.5% or 2.75% for term loan or revolver advances, respectively (8.0938% to 9.25% at September 30, 1996).
     The Credit Facility provides for borrowings under letters of credit of up to $3,000, which borrowings reduce amounts available under the Revolver. At September 30, 1996, there was $1,892 in letters of credit outstanding under the facility. The Company is required to pay a .375% fee on this unused portion of the commitment and an agency fee of $150 per annum.

     The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants related to the maintenance of certain operating and working capital levels and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the Credit Facility and the indenture relating to the Senior Subordinated Debentures discussed below.


  B. SENIOR SUBORDINATED DEBENTURES

     On December 14, 1992, the Company issued $140,000 of 12-3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), which represent unsecured obligations of the Company. The Debentures are redeemable at the option of the Company at any time on or after December 1, 1997, initially at 106.375% of their principal amount, together with accrued interest, with declining redemption prices thereafter. Interest on the Debentures is payable semi-annually on June 1 and December 1.

     The fair value of the Company's Debentures is estimated based on quoted market prices for the Debentures in the over-the-counter market. The estimated fair value of the Debentures at September 30, 1996 is 107.0% of their face amount or $149,800.
Approximate aggregate minimum annual payments due on long term debt and the capital lease, for the subsequent five years are as follows: 1997, $659; 1998, $718; 1999, $10,783; 2000, $22,347; 2001, $19,470; and thereafter, $141,036.


10.   COMMITMENTS AND CONTINGENCIES

  A. LEASE COMMITMENTS

     On May 15, 1996, the Company entered into a five year capital lease for equipment which provides for payments over a five year period at an interest rate of 8.42%. The Company also leases certain factory and warehouse buildings and equipment under long-term operating leases expiring through 2009.


     Future minimum lease payments under noncancellable lease obligations at September 30, 1996 are as follows:

                                                   Capital   Operating
            Year                                    leases      leases
            ----                                   --------    -------

            1997...................................  $  986    $ 3,786
            1998....................................    986      2,262
            1999....................................    986      1,622
            2000....................................    986        991
            2001....................................  1,993        362
            Thereafter..............................      -        817
                                                     ------     ------
            Total minimum lease payments...........$  5,937    $ 9,840
                                                               =======
            Less amount representing interest......   1,239
                                                      -----
            Present value of net minimum
              lease payments.......................   4,698

            Less current maturities
              of capital lease obligation..........     614
                                                      -----
            Capital lease obligation................$ 4,084
                                                    =======


     Total rental expense for the above operating leases and other short-term leases for the fiscal years 1996, 1995 and 1994 was $4,499, $3,731 and $4,684, respectively.

  B. CAPITAL EXPENDITURES

     In fiscal 1997, the Company plans a $40,000 expansion of its manufacturing facilities, primarily to expand capacity and to continue to reduce manufacturing costs, subject to prevailing market conditions, of which $7,084 is committed at September 30, 1996.

  C. LITIGATION

     The Partnership is not party to litigation arising out of its business operations.

     The Company and its subsidiaries are parties to litigation arising out of their business operations. Most of such litigation involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. The Company believes such claims are adequately covered by insurance or do not involve a risk of material loss to the Company.



11.   INCOME TAXES

  The provision (benefit) for income taxes is as follows:

                                                   YEAR ENDED SEPTEMBER 30,
                                              1996         1995        1994
                                             ------      -------     -------
      Current:
         Federal............................ $2,600      $3,180     $  3,770
         State..............................    600         400        1,000
         Foreign............................    300         275            -
                                              ------     ------        -----
                                              3,500       3,855        4,770
                                              -----       -----        -----
      Deferred:
         Federal............................  3,200        (218)       3,405
         State..............................    200        (137)         425
                                              -----        ------     ------
                                              3,400        (355)       3,830
                                              -----        -----      ------
      Total taxes on income................. $6,900      $3,500      $ 8,600
                                              =====       =====        =====



A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:
                                                 YEAR ENDED SEPTEMBER 30,
                                               1996       1995         1994
                                             ------      ------       ------
      Amount computed at statutory rate..... $5,250      $1,900       $7,007

      State and local taxes less applicable
        federal income tax..................    550         270          747

      Amortization of goodwill..............    873         873          871

      Other nondeductible expenses..........    115         210          348

      Other, net............................    112         247         (373)
                                              -----       -----         -----
                                             $6,900      $3,500       $8,600
                                             ======       =====        =====
















The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                             YEAR ENDED SEPTEMBER 30,
                                             1996                1995
                                            ------             -------

      Property, plant and equipment.........$24,819             $22,121
      Trademarks and patents................  1,056               1,054
                                             ------              ------
      Total deferred tax liabilities........ 25,875              23,175
                                             ------              ------

      Receivables...........................    996               1,609
      Inventory.............................    626                 628
      Accrued expenses......................  1,829               1,581
      AMT credit carryforward...............  1,314               1,647
                                              -----               -----

      Total deferred tax assets.............  4,765               5,465
                                              -----               -----
      Net deferred tax liability............$21,110             $17,710
                                            =======             =======


  The Company's United States Income Tax returns for fiscal years 1992 and 1993 have been examined and settled without material adjustment.


12.  RETIREMENT PROGRAMS

  For US employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Company may, but has not elected to, contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest over 1 to 5 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1996, 1995 and 1994, the Company contributed $999, $921 and $891, respectively. The Plan provides for the Company to bear the expense of the administration of the Plan. Pension expense on the foreign plans is not significant.


13. STOCK OPTIONS

  In August 1994, the Company adopted a stock option plan (the "Director's Plan") pursuant to which non-qualified stock options to purchase an aggregate of 125,261 shares of Common Stock were granted to the four non-employee Directors of the Company at an exercise price of $6.83 per share which was determined by reference to the fair market value of the Company's equity at the time such Directors joined the Board. The stock options will be fully vested by October 1, 1996 and have a term which expires on August 4, 2004. The Director's Plan does not provide for any further grants or options thereunder.

  In August 1994, the Company adopted a stock option plan ( the "1994 Plan") for its key employees which provides for the grant of incentive stock options, within the meaning of Section 422A of the Internal Revenue Code, and non-qualified stock options. The maximum aggregate number of shares of Common Stock that may be issued under the 1994 Plan is approximately 491,413 shares.

  In December 1995 and 1994, stock options for 174,716 and 316,697 shares of Common Stock were granted to various employees under the 1994 Plan at an exercise price of $10.72 per share. The stock options vest and become exercisable at a rate of 25% per year over a four-year period and expire ten years from the date of grant. As of September 30, 1996, 79,173 stock options were exercisable under the 1994 Plan.

   In May 1996 as amended on July 31, 1996, the Company adopted a stock option plan (the "1996 Plan"), which provides for the grant of incentive stock options and nonqualified stock options to any full time employee of the Company under terms substantially the same as the 1994 Plan. The maximum number of shares of Common Stock that may be issued under the 1996 Plan is 289,062 shares. Options to purchase an aggregate of 21,723 shares have been granted at an exercise price of $10.72 per share.

  The purchase price of the shares of Common Stock subject to options under the 1994 and 1996 Plans must be no less than the fair market value of the Common Stock at the date of grant, provided, however, that the purchase price of shares of Common Stock subject to Initial Stock Offerings ("ISO") granted to any optionee who owns shares possessing more than 10% of the combined voting power of the Company ("Ten Percent Stockholder") must not be less than 110% of the fair market value of the Common stock at the date of the grant. The maximum term of an option may not exceed ten years from the date of grant, except with respect to ISOs granted to Ten Percent Stockholders which must expire within five years of the date of grant.


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


Dated:  December 20, 1996