Form 10-Q
period 1996-12-31
SYNTHETIC INDUSTRIES LP
filed 1997-02-19
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1996

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






     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X   No ___



PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION          SYNTHETIC INDUSTRIES L.P.
                                        AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


DECEMBER 31,                  SEPTEMBER 30,
         ASSETS                               1996        1996
                                               (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents (Note 3)          $ 30,808  $  103
  Accounts receivable, net of allowance for
      doubtful accounts of $3,062 and $3,036   37,322   47,861
  Inventory (Note 4)                           49,084   39,142
  Other current assets                         14,595   14,655

      TOTAL CURRENT ASSETS                    131,809  101,761

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)   143,142  137,974

OTHER ASSETS                                   83,202   84,021

                                            $358,153  $323,756

          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                            $ 28,731  $ 20,227
  Accrued expenses and other current liabilities 9,380    10,026
  Income taxes payable (Note 7)                  1,466     1,407
  Interest payable                               1,475     6,024
  Current maturities of long-term debt (Note 6)    673       659
      TOTAL CURRENT LIABILITIES                 41,275    38,343

LONG-TERM DEBT (Note 6)                        190,186   194,353

DEFERRED INCOME TAXES  (Note 7)                 26,308    25,875

MINORITY INTEREST IN SUBSIDIARY (Note 8)        34,160       -




PARTNERS' CAPITAL:
  General Partners' Equity                         655      649
  Limited Partners' Equity                      65,119   64,536

      TOTAL PARTNERS' CAPITAL                   65,774   65,185

                                              $358,153 $323,756

                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                      FOR THREE MONTHS ENDED DECEMBER 31,

                                                1996          1995

Net sales                                     $70,857       $64,608
Costs and expenses:
  Cost of sales                                50,043        49,917
  Selling expenses                              6,938         5,716
  General and administrative expenses           5,896         4,971
  Amortization of excess of purchase price over net
     assets acquired and other intangibles        648           648

                                               63,525        61,252

      Operating income                          7,332         3,356

Other expenses:
  Interest expense, net                         5,410         5,680
  Amortization of deferred financing costs        176           173

                                                5,586         5,853

Income (loss) before income tax provision (benefit)
  and minority interest                         1,746        (2,497)

Income tax provision (benefit)  (Note 7)          857          (600)

Income (loss) before minority interest            889        (1,897)

Minority interest in subsidiary                   300             -

NET INCOME (LOSS)                           $     589    $   (1,897)


NET INCOME (LOSS) ATTRIBUTABLE TO:
     General Partner                                6           (19)
     Limited Partner                              583        (1,878)

                                            $     589     $  (1,897)

NET INCOME (LOSS) PER
   LIMITED PARTNERSHIP UNIT                 $     729     $  (2,348)

Limited partnership units outstanding,
       December 31, 1996, 1995                    800           800

                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)
                                          THREE MONTHS ENDED DECEMBER 31,
                                                 1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $     589     $   (1,897)
  Adjustments to reconcile net income (loss)
   to net cash provided by operations:
   Minority Interest in Subsidiary                 300             -
   Depreciation and amortization                 4,480          4,008
   Provision for bad debts                          49             42
   Deferred income taxes                            27           (720)
   Change in assets and liabilities:
   Decrease in accounts receivable              10,490         10,701
   (Increase) decrease in inventory             (9,942)         4,267
   Decrease in other current assets                461            268
   Increase (decrease) in accounts payable       8,504         (3,181)
   Decrease in accrued expenses and other
     current liabilities                          (646)        (1,769)
   Decrease (increase) in income taxes payable      59           (791)
   Decrease in interest payable                 (4,549)        (4,191)
     Cash provided by operating activities       9,822          6,737

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment    (8,824)        (7,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the term loan                    -          19,500
  Repayments under term loan                        -            (500)
  Net repayments under secured revolving
    credit line                                 (3,993)       (17,833)
  Deferred financing costs                          -             (62)
  Proceeds from underwritten public offering    33,860             -
  Payments of capital lease obligation and
    other long term debt                          (160)            (9)
      Cash provided by financing activities     29,707          1,096

      Effect of exchange rate changes on cash       -             (18)

NET INCREASE IN CASH AND CASH EQUVALENTS        30,705            421

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   103            108

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  30,808       $    529

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                    $  9,959        $ 9,871
  Income taxes                                     771            911

                 See notes to consolidated financial statements


                            SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)

                (INFORMATION AS OF DECEMBER 31, 1996 AND FOR THE
             PERIODS ENDING DECEMBER 31, 1996 AND 1995 IS UNAUDITED)


1.ORGANIZATION

Synthetic Industries L.P. (the "Partnership") is a limited partnership organized under the laws of Delaware. In December 1986, the Partnership acquired all of the issued and outstanding shares of Synthetic Industries, Inc. (the "Company"). The Company manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. Prior to November 1, 1996, the Company was a wholly owned subsidiary of Synthetic Industries L.P. As a result of the Company's underwritten public offering (Note 8) on November 1, 1996, Synthetic Industries L.P. owns approximately 67% of the Company's outstanding common stock as of December 31, 1996.

Since its organization in 1986, the Partnership has conducted no business except
(I) engaging in the transactions described in a confidential offering memorandum dated January 16, 1987, as supplemented, relating to the offering and sale of units of limited partnership interest in the Partnership (the "Units"); and (II) owning and voting its share of the Company's Common Stock (the "Shares").


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of December 31, 1996 and for the periods ended December 31, 1996 and 1995 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at December 31, 1996 and 1995, and the results of operations for the three months ended December 31, 1996 and 1995 have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Operating results for the three months ended December 31, 1996 may not necessarily be indicative of the results that may be expected for the full year.
3.   CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less. At December 31, 1996, cash equivalents were composed primarily of investments in United States government securities and overnight time deposits.


4.INVENTORY
                              December 31,   September 30,
                                  1996           1996

         Finished goods        $  27,692       $ 22,555
         Work in process           9,446          7,937
         Raw materials            11,946          8,650

                                $ 49,084       $ 39,142


5.PROPERTY, PLANT AND EQUIPMENT

                                 December 31,  September 30,
                                     1996          1996

         Land                      $  4,458      $  4,458
         Buildings and improvements  29,298        29,298
         Machinery and equipment and
           leasehold improvements   188,210       179,386

                                    221,966       213,142
         Accumulated depreciation    78,824        75,168

                                   $143,142     $ 137,974




6. LONG-TERM DEBT

                                          December 31,  September 30,
                                              1996           1996


         Secured revolving credit facility:
          Secured revolving credit portion       -          3,993
          Term loan portion                  45,000        45,000
         12 3/4% senior subordinated
          debentures                        140,000       140,000
         Capital lease obligation             4,548         4,698
         Other                                1,311         1,321

                                            190,859       195,012
         Less current portion                   673           659

         Total long term portion           $190,186     $ 194,353


     On October 20, 1995, the Company and its lenders entered into the Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Amended Credit Facility, with a termination date of October 20, 2001, provides for term loan borrowings of $45,000 of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001.

     The Amended Credit Facility provides for a revolving credit portion of a maximum amount of $40,000, of which, at December 31, 1996, the Company had $38,869 available for borrowing.

     On February 11, 1997, the Company issued $170,000 in aggregate principal amount of 9 1/4% senior subordinated notes due 2007. (See Subsequent Events.)




7.INCOME TAXES

  The provision (benefit) for income taxes is as follows:

                                Three Months Ended December 31,

                                  1996          1995
     Current:
       Federal                $    620     $      -
       State                        90            -
       Foreign                     120           120

                                   830           120
     Deferred:
       Federal                    (115)         (600)
       State                       142          (120)

                                    27          (720)

     Total provision (benefit)  $  857      $   (600)


  The federal income tax provision for the three months ended December 31, 1996 and 1995 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.


8.  UNDERWRITTEN PUBLIC OFFERING

   On July 31, 1996, the board of directors of the Company (the "Board"), approved an amendment to the Company's Certificate of Incorporation to effect a recapitalization of the Company's Common Stock, pursuant to which the number of authorized shares of the Company's Common Stock was increased to 25,000,000 shares (the "Recapitalization"). As part of the Recapitalization, the Board approved a 115,740.74-for-1 stock split of the issued and outstanding shares of Common Stock. The Recapitalization, including the stock split, became effective immediately prior to the initial public offering.

   On November 1, 1996, the Company sold 2,875,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were approximately $33,860 which is accounted for as minority interest in subsidiary in the consolidated financial statements of Synthetic Industries L.P.




9.  SUBSEQUENT EVENTS

  On February 11, 1997, the Company issued $170,000 in aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2007 (the "Notes"). Most of the net proceeds from the Notes were utilized to repurchase approximately $132,000 principal amount of the Company's 12 3/4% Senior Subordinated Debentures due December 1, 2002 (the "12 3/4% Debentures") which were tendered in accordance with a tender offer therefor that was commenced by the Company on January 8, 1997. As a result of the early repurchase of the 12 3/4% Debentures, the Company will incur an extraordinary loss of approximately $11,590 in the second quarter of fiscal 1997.

  The General Partner of the Registrant has been notified, but has not been served with process, of a putative class action lawsuit filed February 11, 1997 in the Delaware Court of Chancery by a limited partner of the Registrant alleging, among other things, breach of the General Partner's fiduciary duty to the limited partners in connection with the November 1, 1997 initial public offering of common stock of the Registrant's subsidiary, Synthetic Industries, Inc., and seeking, among other things, removal of the General partner. The General partner believes that the claims against the General partner in this action are without merit and that the ultimate resolution will not have a material adverse effect on the Registrant.



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

LIQUIDITY AND CAPITAL RESOURCES

  To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by operating activities was $9,822 for the three months ended December 31, 1996. Cash provided by operating activities resulted primarily from net income before minority interest of $889 after deducting non-cash charges of $4,556, a decrease in accounts receivable due to collections, an increase in accounts payable balances due to higher inventory quantities, partially offset by increased inventory quantities and interest payments on the 12 3/4% Debentures.

  Also contributing to the increase in cash and cash equivalents at December 31, 1996 as compared to September 30, 1996 were proceeds from the sale of 2,875,000 shares of Common Stock in an underwritten public offering completed November 1, 1996. The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were approximately $33,860. These proceeds, together with the February 11, 1997 issuance of $170,000 in aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due February 15, 2007, will be utilized primarily to retire approximately $132,000 of the 12 3/4% Debentures and to repay certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and The First National Bank of Boston, as agent (the "Credit Facility").

  The Credit Facility provides for potential borrowing capacity of up to $85,000 and is comprised of term loan borrowings of $45,000 (of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001) and a revolving credit loan portion (the "Revolver") of up to $40,000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. At December 31, 1996, there was $38,869 available under the Revolver. The Company is currently in the process of renegotiating the Credit Facility which is due to expire on October 1, 2001.

  Capital expenditures planned in fiscal 1997 of approximately $40,000, of which $8,824 has been spent to date, are primarily to expand capacity of the Company's manufacturing facilities, subject to prevailing market conditions.

  Based on current levels of operations and anticipated growth, the Company's management expects that available cash and cash from operations will provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the Credit Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.


RESULTS OF OPERATIONS FOR THE FIRST QUARTER

FISCAL 1997 COMPARED TO FISCAL 1996

The following table sets forth the percentage relationships to net sales of certain income statement items for the quarters ended December 31, 1996 and 1995.

                                               December 31,
                                              1996       1995

          Net sales                          100.0%     100.0%
          Cost of sales                       70.6       77.3
             Gross profit                     29.4       22.7
          Selling expenses                     9.8        8.8
          General and administrative
                  expenses                     8.3        7.7
          Amortization of intangibles          0.9        1.0
Operating income                              10.4        5.2
          Interest expense                     7.6        8.8
          Amortization of deferred
            financing costs                    0.3        0.3
          Income (loss) before
            provision for taxes
            and minority interest              2.5       (3.9)
          Provision (benefit) for
            income taxes                       1.2       (0.9)
          Income (loss) before
            minority interest                  1.3         -
          Minority Interest in Subsidiary       .4         -
            Net income (loss)                   .8%      (3.0)%



  Net sales for the quarter ended December 31, 1996 were $70,857 compared to $64,608 for the same period of fiscal 1996, an increase of $6,249, or 9.7%. Carpet backing sales for the quarter ended December 31, 1996 were $36,922 compared to $33,553 for the same period of fiscal 1996, an increase of $3,369, or 10.0%. This increase was the result of higher unit volume and higher average selling prices. Construction and civil engineering product sales for the quarter ended December 31, 1996 were $21,072 compared to $19,400 for the same period of fiscal 1996, an increase of $1,672, or 8.6%. Technical textiles sales for the quarter ended December 31, 1996 were $12,863 compared to $11,655 for fiscal 1996, an increase of $1,208, or 10.4%.

  Gross profit for the quarter ended December 31, 1996 was $20,814 compared to $14,691 for the same period of fiscal 1996, an increase of $6,123, or 41.7%. As a percentage of sales, gross profit increased to 29.4% from 22.7%. This increase was primarily due to increased sales volume and lower average polypropylene costs.
  Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products, accounting for approximately 50% of the Company's cost of goods sold. The Company believes that the selling prices of its products have adjusted over time to reflect changes in polypropylene prices. Higher prices of polypropylene, however, without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. Due to the level of competition, the Company, historically, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices of certain product lines.

  The Company has not experienced any shortage of supply of polypropylene; however, continuous increases in demand or major supply disruptions without offsetting increases in manufacturing capacities could cause future supply shortages.

  Selling expenses for the quarter ended December 31, 1996 were $6,938 compared to $5,716 for the same period of fiscal 1996, an increase of $1,222, or 21.4%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses are related to the Company's expectation of higher sales in fiscal 1997 resulting from the completion of the fiscal 1996 capacity expansion program. As a percentage of sales, selling expenses increased from 8.8% to 9.8%.

  General and administrative expenses for the quarter ended December 31, 1996 were $5,881 compared to $4,971 for the same period of fiscal 1996, an increase of $910, or 18.3%. As a percentage of sales, general and administrative expenses increased from 7.7% to 8.3%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's Management Information System, to support anticipated Company growth.

  Operating income for the first quarter of fiscal 1997 was $7,347 as compared to $3,356 for the same period of fiscal 1996, an increase of $3,991, or 118.9%. As a percentage of sales, operating income increased to 10.4% in fiscal 1997
from 5.2% in fiscal 1996.   This was primarily due to higher sales volumes and
lower average raw material costs offset by slightly increased selling and general and administrative costs.

  Total interest expense for the first quarter of fiscal 1997 was $5,410 compared to $5,680 for the same period of fiscal 1996, a decrease of $270, or 4.8%, due to interest income of $172 as well as lower average total debt outstanding at slightly lower interest rates.

  The effective income tax rate for the three months ended December 31, 1996 was 49% due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on higher taxable income in fiscal 1997.

  Income before minority interest for the first quarter of fiscal 1997 was $889 compared to net loss of $1,897 for the first quarter of fiscal 1996, an increase of $2,786, or 146.9%. Earnings before interest, taxes, depreciation and amortization ("EBITDA")1 for the first quarter of fiscal 1997 were $11,651 compared to $7,191 for the first quarter of fiscal 1996, an increase of $4,460, or 62.0%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material costs offset by slightly increased selling and general and administrative costs.


ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

   (a)  Exhibits

      1 4.0 Second Amended and Restated Limited Partnership Agreement of Synthetic Industries L.P. dated November 11, 1986.

      1 10.1 Form of Registration Rights Agreement between Synthetic Industries, L.P. and Synthetic Industries, Inc. dated as of October 31, 1996.

            27.  Financial Data Schedule

--------------

1 Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on September 13, 1996 and incorporated herein by reference.





     (b)                Reports on Form 8-K

     None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC INDUSTRIES L.P.

By: SI MANAGEMENT L.P.
       General Partner

By:  SYNTHETIC MANAGEMENT G.P.
        General Partner

By:  CHILL INVESTMENTS, INC.
        Managing General Partner



By:  /s/ Leonard Chill
        Leonard Chill
        President



Dated:  February 13,1997





_______________________________
1 The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept in accordance with generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.