Form 10-Q
period 1997-03-31
SYNTHETIC INDUSTRIES LP
filed 1997-05-19
CIK 901175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                              -------------------
Commission File Number   0-21548
                      --------------


                           SYNTHETIC INDUSTRIES L. P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                              13-3397585
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                          Identification No.)


309 LaFayette Road, Chickamauga, Georgia                         30707
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (706) 375-3121
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)





         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes   X   No
                                                                     ---     ---

PART I-FINANCIAL INFORMATION          SYNTHETIC INDUSTRIES L.P.
ITEM 1. FINANCIAL INFORMATION            AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS OF DOLLARS)

                                                    MARCH 31,   SEPTEMBER 30,
          ASSETS                                      1997           1996
                                                   -----------   -----------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash .........................................   $     1,192   $       103
  Accounts receivable, net of allowance for
    doubtful accounts of $3,461 and $3,036 .....        50,645        47,861
  Inventory (Note 3) ...........................        61,006        39,142
  Other current assets (Note 4) ................        19,143        14,655
                                                   -----------   -----------

      TOTAL CURRENT ASSETS .....................       131,986       101,761

PROPERTY, PLANT AND EQUIPMENT, net (Note 5) ....       154,629       137,974

OTHER ASSETS ...................................        84,165        84,021
                                                   -----------   -----------

                                                   $   370,780   $   323,756
                                                   ===========   ===========

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................   $    28,686   $    20,227
  Accrued expenses and other current liabilities        10,961        10,026
  Income taxes payable (Note 7) ................            --         1,407
  Interest payable .............................         2,388         6,024
  Current maturities of long-term debt (Note 6)            688           659
                                                   -----------   -----------
      TOTAL CURRENT LIABILITIES ................        42,723        38,343

LONG-TERM DEBT (Note 6) ........................       212,029       194,353

DEFERRED INCOME TAXES (Note 7) .................        25,875        25,875

MINORITY INTEREST IN SUBSIDIARY ................        30,730            --



PARTNERS' CAPITAL:
  General Partners' Equity .....................           597           649
  Limited Partners' Equity .....................        58,826        64,536
                                                   -----------   -----------

      TOTAL PARTNERS' CAPITAL ..................        59,423        65,185
                                                   -----------   -----------

                                                   $   370,780   $   323,756
                                                   ===========   ===========





                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             MARCH  31                 MARCH 31
                                                         1997         1996         1997         1996
                                                       ---------    ---------    ---------    ---------
Net sales ..........................................   $  75,358    $  64,609    $ 146,215    $ 129,217
                                                       ---------    ---------    ---------    ---------
Costs and expenses:
  Cost of sales ....................................      51,123       46,170      101,166       96,087
  Selling expenses .................................       7,246        6,236       14,184       11,952
  General and administrative expenses ..............       6,950        5,820       12,846       10,791
  Amortization of excess purchase price over net
    assets acquired and other intangibles ..........         648          648        1,296        1,296
                                                       ---------    ---------    ---------    ---------

                                                          65,967       58,874      129,492      120,126
                                                       ---------    ---------    ---------    ---------

      Operating income .............................       9,391        5,735       16,723        9,091
                                                       ---------    ---------    ---------    ---------

Other expenses:
  Interest expense .................................       5,365        5,710       10,775       11,390
  Amortization of deferred financing costs .........         163          175          339          348
                                                       ---------    ---------    ---------    ---------

                                                           5,528        5,885       11,114       11,738
                                                       ---------    ---------    ---------    ---------
Income (loss) before income tax provision (benefit),
    minority interest in subsidiary net loss
    and extraordinary item .........................       3,863         (150)       5,609       (2,647)

Income tax provision (benefit)
    (Note 7) .......................................       1,643          260        2,500         (340)
                                                       ---------    ---------    ---------    ---------

Income (loss) before minority interest in
    subsidiary net loss and extraordinary item .....       2,220         (410)       3,109       (2,307)

Minority interest in subsidiary net loss (Note 10) .       3,430           --        3,130           --
                                                                    ---------    ---------    ---------

Income (loss) before extraordinary item ............       5,650         (410)       6,239       (2,307)

Extraordinary item - Loss from early
     extinguishment of debt (net of tax
     benefit of $7,481) ............................      11,950           --       11,950           --
                                                       ---------    ---------    ---------    ---------

NET LOSS ...........................................   $  (6,300)   $    (410)   $  (5,711)   $  (2,307)
                                                       =========    =========    =========    =========

NET LOSS ATTRIBUTABLE TO:
    General Partner ................................   $     (63)   $      (4)   $     (57)   $     (23)

    Limited Partner ................................      (6,237)        (406)      (5,654)      (2,284)
                                                       ---------    ---------    ---------    ---------

                                                       $  (6,300)   $    (410)   $  (5,711)   $  (2,307)
                                                       =========    =========    =========    =========

NET LOSS PER PARTNERSHIP UNIT ......................   $  (7,796)   $    (508)   $  (7,068)   $   2,855)
                                                       =========    =========    =========    =========
Limited partnership units outstanding March 31, 1997, 1996                                          800
                                                                                              =========




                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES  L.P.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED MARCH 31,
                                                                                1997           1996
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before extraordinary item ................................   $     6,239    $    (2,307)
    Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operations:
    Minority interest in subsidiary net loss .............................        (3,130)
    Depreciation and amortization of deferred financing and organization
      costs and intangibles ..............................................         9,027          8,031
    Provision for bad debts ..............................................           141            109
    Deferred income taxes ................................................         3,110           (490)
    Change in assets and liabilities, net of acquisition:
     Decrease in accounts receivable .....................................            58          4,697
     (Increase) decrease in inventory ....................................       (20,501)         4,287
     Decrease in other current assets ....................................           577            900
     Increase (decrease) in accounts payable .............................         8,459         (3,110)
     Increase (decrease) in accrued expenses and other current liabilities           155           (397)
     Decrease in income taxes payable ....................................        (1,407)        (1,207)
     Decrease in interest payable ........................................        (3,636)          (375)
                                                                             -----------    -----------
       Cash (used in) provided by operating activities ...................          (908)        10,138

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .............................       (18,909)       (13,650)
  Investment in business (Note 9) ........................................        (9,354)            --
                                                                             -----------    -----------
      Cash used in investing activities ..................................       (28,263)       (13,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan .............................................            --         19,500
  Repayments under term loan .............................................       (20,000)          (500)
  Net borrowings (repayments) under revolving credit line ................           625        (15,176)
  Issuance of 9 1/4% Senior subordinated debentures ......................       170,000             --
  Redemption of 12 3/4% Senior subordinated debentures ...................      (132,597)            --
  Repayment costs on early extinguishment of debt ........................       (15,920)            --
 Proceeds from underwritten public offering ..............................        33,681             --
 Debt issuance costs .....................................................        (5,290)           (98)
  Repayments of capital lease obligation and other long term debt ........          (323)           (19)
                                                                             -----------    -----------
      Cash provided by financing activities ..............................        30,176          3,707

      Effect of exchange rate changes on cash ............................            84            (37)
                                                                             -----------    -----------

NET INCREASE IN CASH .....................................................         1,089            158

CASH AT BEGINNING OF PERIOD ..............................................           103            110
                                                                             -----------    -----------

CASH AT END OF PERIOD ....................................................   $     1,192    $       268
                                                                             ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ...............................................................   $    14,411    $    11,765
  Income taxes ...........................................................           797          1,387

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

                 (INFORMATION AS OF MARCH 31, 1997 AND FOR THE
              PERIODS ENDING MARCH 31, 1997 AND 1996 IS UNAUDITED)


1.  ORGANIZATION

Synthetic Industries L.P. (the "Partnership") is a limited partnership organized under the laws of Delaware. In December 1986, the Partnership acquired all of the issued and outstanding shares of Synthetic Industries, Inc. (the "Company"). The Company manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. Prior to November 1, 1996, the Company was a wholly owned subsidiary of Synthetic Industries L.P. As a result of the Company's underwritten public offering (Note 8) on November 1, 1996, Synthetic Industries L.P. owns approximately 67% of the Company's outstanding common stock as of March 31, 1997.

Since its organization in 1986, the Partnership has conducted no business except (I) engaging in the transactions described in a confidential offering memorandum dated January 16, 1987, as supplemented, relating to the offering and sale of units of limited partnership interest in the Partnership; and (II) owning and voting its share of the Company's Common Stock.


2.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 1997 and for the periods ended March 31, 1997 and 1996 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 1997 and 1996, and the results of operations for the three and six months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Operating results for the three and six months ended March 31, 1997 may not necessarily be indicative of the results that may be expected for the full year.

3. INVENTORY

                                MARCH 31,     SEPTEMBER 30,
                                  1997           1996
                                  ----           ----
Finished goods ...............   $35,381        $22,555
Work in process ..............     9,854          7,937
Raw materials ................    15,771          8,650
                                 -------        -------

                                 $61,006        $39,142
                                 =======        =======



4.  OTHER CURRENT ASSETS

                                MARCH 31,    SEPTEMBER 30,
                                  1997           1996
                                  ----           ----
Prepaid supplies .............   $ 9,288        $ 8,283
Deferred tax assets ..........     9,136          4,765
Other ........................       719          1,607
                                 -------        -------

                                 $19,143        $14,655
                                 =======        =======




5. PROPERTY, PLANT AND EQUIPMENT

                                  MARCH 31,     SEPTEMBER 30,
                                    1997            1996
                                    ----            ----
Land .........................   $      4,458   $      4,458
Buildings and improvements ...         29,298         29,298
Machinery and equipment and
 leasehold improvements.......        203,433        179,386
                                 ------------   ------------

                                      237,189        213,142
Accumulated depreciation .....         82,560         75,168
                                 ------------   ------------

                                 $    154,629   $    137,974
                                 ============   ============

6. LONG-TERM DEBT

                                                  MARCH 31,    SEPTEMBER 30,
                                                    1997           1996
                                                    ----           ----
         Secured revolving credit facility
           Secured revolving credit portion ..  $    4,618   $      3,993
           Term loan portion .................      25,000         45,000
         9 1/4% Senior Subordinated
           Notes, due 2007 ...................     170,000             --
         12 3/4% Senior Subordinated
           Debentures, due 2002 ..............       7,403        140,000
         Capital lease obligation ............       4,397          4,698
         Other ...............................       1,299          1,321
                                                ----------   ------------
                                                   212,717        195,012
         Less current portion ................         688            659
                                                ----------   ------------
         Total long term portion .............  $  212,029   $    194,353
                                                ==========   ============


         On February 11, 1997, the Company issued $170,000 in aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2007 (the "Notes"), which represent unsecured obligations of the Company. The Notes are redeemable at the option of the Company at any time on or after February 15, 2002, initially at 104.625% of their amount, together with accrued interest, with declining redemption prices thereafter. Interest on the Notes is payable semi-annually on February 15 and August 15.

         In connection with the issuance of the Notes, the Company redeemed approximately $133,000 principal amount of its 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures") at a redemption price of 111.07% of the principal amount thereof. In addition, the Company repaid $20,000 of its outstanding term loan borrowings as of March 5, 1997. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $11,950 (representing call premium and prepayment fees of $15,920 and write off of deferred financing costs of $3,511, net of an income tax benefit of $7,481) during the second quarter of fiscal 1997.

         On October 20, 1995, the Company and its lenders entered into the Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Amended Credit Facility, with a termination date of October 1, 2001, provided for potential borrowing capacity of up to $85,000 being comprised of term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of $40,000. The term loan balance at March 31, 1997, was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves.
         These reserves include outstanding letters of credit of $1,100 and the remaining balance due under the Debentures of $7,400. Accordingly, at March 31, 1997, availability under the Revolver was $19,051.

7.  INCOME TAXES

    The provision for income taxes before extraordinary item in the consolidated statements of operations reflects the effective tax rate of 43% and 45% for the three and six months ended March 31, 1997.

    This provision reflects the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated statements of operations.


8.  UNDERWRITTEN PUBLIC OFFERING

    On November 1, 1996, the Company sold 2,875,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts and expenses) were approximately $34,000.


9.  BUSINESS ACQUISITION

    On February 27, 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills for approximately $9,400. The assets will be used primarily in the manufacturing of nonwoven fabrics used in the geotextile and furniture and bedding markets. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the net assets acquired (accounts receivable, inventory, and property, plant and equipment) based upon the fair market value (which approximates cost) at the date of acquisition. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition.


10. MINORITY INTEREST

    Minority interest in net loss of the subsidiary includes a loss of approximately $4,000 due to the extraordinary item - loss on early extinguishment of debt (net of tax).


11. CONTINGENCY

    The general partner of the Registrant, SI Management L.P. (the "General Partner"), Synthetic Management G.P., Leonard Chill, Jon P. Beckman, W. Wayne Freed, Ralph Kenner, W. Gardner Wright, Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc., and Wright Investments, Inc., as defendants, and the Partnership, as a nominal defendant, have been named in a putative class action lawsuit filed February 11, 1997 in the Delaware Court of Chancery by a limited partner of the Partnership on behalf of himself, the other limited partners and the Partnership. The plaintiff has alleged, among other things, breach of the defendants' fiduciary duty to achieve the highest possible value for the limited partners in connection with the November 1, 1997 Common Stock Offering of the Company by failing to explore alternative transactions that could potentially threaten their positions with and control over the Company and the benefits derived therefrom. The plaintiff seeks, among other things, removal of the General Partner, dissolution of the Partnership, appointment of a receiver, recession of certain stock option grants and employment agreements and compensatory damages in an undetermined amount. The General Partner believes that the claims against the General Partner in this action are without merit and that the ultimate resolution will not have a material adverse effect on the Registrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS)

    Since its organization in 1986 and subsequent admission of Limited Partners, the Partnership has conducted no business except owning and voting its share of the Company's Common Stock. As a result, the discussion and analysis of financial condition and results of operations presented below relates to the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    To finance its capital expenditure program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash used in operating activities for the six months ended March 31, 1997, was $908 primarily as a result of an increase in inventory of $20,501, due to seasonal buildups, financed principally through income before extraordinary item of $3,064 and noncash charges of $12,278, as well as an increase in accounts payable of $8,459.

    On November 1, 1996, the Company received net proceeds of approximately $34,000 (after payment of underwriting discounts and commissions and expenses) from the sale of 2,875,000 shares of Common Stock in an underwritten public offering. These proceeds, together with the proceeds received from the February 11, 1997 issuance of $170,000 in aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due February 15, 2007 (the "Notes"), were utilized primarily to retire approximately $133,000 of the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), pay the related prepayment costs and fees associated with the refinancing of $15,920 and to repay $20,000 of certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and The First National Bank of Boston, as agent (the "Amended Credit Facility"). In connection therewith, the Company recorded an extraordinary loss of $11,950 net of tax benefit of $7,481.

    These net proceeds were also utilized to invest in capital expenditures of $18,909 and to acquire certain assets of the Spartan Technologies division of Spartan Mills for approximately $9,400. Additional capital expenditures planned for fiscal 1997 are approximately $31,000, primarily to expand the capacity of the Company's manufacturing facilities, subject to prevailing market conditions.

    The Amended Credit Facility, with a termination date of October 1, 2001, provides for potential borrowing capacity of up to $85,000 being comprised of term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of $40,000. The term loan balance at March 31, 1997, was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves. These reserves include outstanding letters of credit of $1,100 and the remaining balance due under the Debentures of $7,400. Accordingly, at March 31, 1997, availability under the Revolver is $19,051. The Company is currently in the process of renegotiating the Amended Credit Facility, primarily to increase borrowing flexibility and extend the term which is due to expire on October 1, 2001.

    Based on current levels of operations and anticipated growth, the Company's management expects cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the Amended Credit Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to net sales of certain income statement items for the three and six months ended March 31, 1997 and 1996.

                                                 Three Months Ended        Six Months Ended
                                                      March 31,                March 31,
                                                 1997        1996          1997        1996
                                               ---------   ---------     ---------   ---------
Net sales ..................................       100.0       100.0%       100 .0%      100.0%
Cost of sales ..............................        67.8        71.5          69.2        74.4
                                               ---------   ---------     ---------   ---------
   Gross profit ............................        32.2        28.5          30.8        25.6
Selling expenses ...........................         9.6         9.7          9 .7         9.3
General and administrative
        expenses ...........................         9.2         9.0          8 .8         8.4
Amortization of intangibles ................         0.9         1.0          0 .9         1.0
                                               ---------   ---------     ---------   ---------
Operating income ...........................        12.5         8.8          11.4         6.9
Interest expense ...........................         7.1         8.8          7 .4         8.8
Amortization of deferred
        financing costs ....................         0.2         0.3          0 .2         0.3
                                               ---------   ---------     ---------   ---------
   Income (loss) before
            provision for taxes, minority
            interest in subsidiary net loss
            and extraordinary item .........         5.2        (0.3)         3 .8        (2.2)
Provision (benefit) for
             income taxes ..................         2.3         0.4          1 .7        (0.3)
                                               ---------   ---------     ---------   ---------
Income (loss) before minority
             interest in subsidiary net loss
             and extraordinary item ........         2.9%       (0.7%)        2 .1%       (1.9%)
                                               =========   =========     =========   =========


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

    Net sales for the quarter ended March 31, 1997 were $75,358 compared to $64,609 for the same period of fiscal 1996, an increase of $10,749, or 16.6%. Carpet backing sales for the quarter ended March 31, 1997 were $40,206 compared to $35,336 for the same period of fiscal 1996, an increase of $4,870, or 13.8%. Construction and civil engineering product sales for the quarter ended March 31, 1997 were $19,675 compared to $15,056 for the same period of fiscal 1996, an increase of $4,619, or 30.7%. Technical textiles sales for the quarter ended March 31, 1997 were $15,477 compared to $14,217 for the same period of fiscal 1996, an increase of $1,260, or 8.9%.

    Gross profit for the quarter ended March 31, 1997 was $24,235 compared to $18,439 for the same period of fiscal 1996, an increase of $5,796, or 31.4%. As a percentage of sales, gross profit increased to 32.2% from 28.5%. This increase was primarily due to increased sales volume and lower average polypropylene costs.

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

    Selling expenses for the quarter ended March 31, 1997 were $7,246 compared to $6,236 for the same period of fiscal 1996, an increase of $1,010, or 16.2%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses are related to the Company's expectation of higher sales in fiscal 1997 resulting from the completion of the fiscal 1996 capacity expansion program. As a percentage of sales, selling expenses decreased from 9.7% to 9.6%.

    General and administrative expenses for the quarter ended March 31, 1997 were $6,950 compared to $5,820 for the same period of fiscal 1996, an increase of $1,130, or 19.4%. As a percentage of sales, general and administrative expenses increased from 9.0% to 9.2%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's Management Information System, to support anticipated Company growth.

    Operating income for the second quarter of fiscal 1997 was $9,391 as compared to $5,735 for the same period of fiscal 1996, an increase of $3,656, or 63.7%. As a percentage of sales, operating income increased to 12.5% in
fiscal 1997 from 8.8% in fiscal 1996.   This increase was primarily due to
higher sales volumes and lower average raw material costs offset by slightly increased general and administrative costs.

    Interest expense for the second quarter of fiscal 1997 was $5,365 compared to $5,710 for the same period of fiscal 1996, a decrease of $345, or 6.0%, due to interest income of $223 as well as a lower interest rate on the outstanding debt and the prepayment of the Credit Facility.

    The effective income tax rate before the effect of minority interest in subsidiary net loss and extraordinary item for the three months ended March 31, 1997 was 43%, due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on taxable income in fiscal 1997.

    Income before minority interest in subsidiary net loss and extraordinary loss for the second quarter of fiscal 1997 was $2,220 compared to net loss of $410 for the second quarter of fiscal 1996, an increase of $2,630. Earnings before interest, taxes, depreciation and amortization ("EBITDA"(1)) for the second quarter of fiscal 1997 were $13,775 compared to $9,584 for the second quarter of fiscal 1996, an increase of $4,191, or 43.7%. The increase in income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material costs offset by slightly increased general and administrative costs.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

    Net sales for the six months ended March 31, 1997 were $146,215 compared to $129,217 for the same period of fiscal 1996, an increase of $16,998, or 13.2%. Carpet backing sales for the six months ended March 31, 1997 were $77,128 compared to $68,889 for the same period of fiscal 1996, an increase of $8,239, or 12.0%. Construction and civil engineering product sales for the six months ended March 31, 1997 were $40,747 compared to $34,456 for the same period of fiscal 1996, an increase of $6,291, or 18.3%. Technical textiles sales for the six months ended March 31, 1997 were $28,340 compared to $25,872 for the same period of fiscal 1996, an increase of $2,468, or 9.5%.

    Gross profit for the six months ended March 31, 1997 was $45,049 compared to $33,130 for the same period of fiscal 1996, an increase of $11,919, or 36.0%. As a percentage of sales, gross profit increased to 30.8% from 25.6%. This increase was primarily due to increased sales volume and lower average polypropylene costs.

    Selling expenses for the six months ended March 31, 1997 were $14,184 compared to $11,952 for the same period of fiscal 1996, an increase of $2,232, or 18.7%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses are related to the Company's expectation of higher sales in fiscal 1997 resulting from the completion of the fiscal 1996 capacity expansion program. As a percentage of sales, selling expenses increased from 9.3% to 9.7%.

    General and administrative expenses for the six months ended March 31, 1997 were $12,846 compared to $10,791 for the same period of fiscal 1996, an increase of $2,055, or 19.0%. As a percentage of sales, general and administrative expenses increased from 8.4% to 8.8%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's Management Information System, to support anticipated Company growth.

    Operating income for the first six months of fiscal 1997 was $16,723 as compared to $9,091 for the same period of fiscal 1996, an increase of $7,632, or 84.0%. As a percentage of sales, operating income increased to 11.4% in
fiscal 1997 from 6.9% in fiscal 1996.   This was primarily due to higher sales
volumes and lower average raw material costs offset by slightly increased selling and general and administrative costs.






---------------

(1) The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept recognized with generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.

    Interest expense for the first six months of fiscal 1997 was $10,775 compared to $11,390 for the same period of fiscal 1996, a decrease of $615, or 5.4%, due to interest income of $395 as well as a lower interest rate on the outstanding debt and the prepayment of the Credit Facility.

    The effective income tax rate before the effect of the minority interest in subsidiary net loss and extraordinary item for the six months ended March 31, 1997 was 45% due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on taxable income in fiscal 1997.

    Income before minority interest in subsidiary net loss and extraordinary loss for the six months ended March 31, 1997, was $3,109 compared to net loss of $2,307 for the same period of fiscal 1996, an increase of $5,416. EBITDA for the first six months of fiscal 1997 were $25,411 compared to $16,774 for the first six months of fiscal 1996, an increase of $8,637, or 51.4%. The increase in income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material costs offset by slightly increased selling and general and administrative costs.


    RECENT ACCOUNTING PRONOUNCEMENT

    In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's fiscal year ending September 30, 1997. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will account for stock-based compensation awards under the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. In accordance with SFAS No. 123, beginning in the fiscal year ending September 30, 1997, the Company will make pro forma disclosures relative to stock-based compensation as part of the accompanying footnotes to the consolidated statements of operations.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           (1) 2.1 Acquisition Agreement dated November 21, 1986 between Synthetic Industries, Inc., Synthetic Industries Limited, Polyweave Corporation, the shareholders of Synthetic Industries, Inc., Synthetic Industries Limited and SI Holding Inc. including exhibits thereto.

           (1)       2.2  Plan and Agreement of Merger dated December 4, 1986.

           (2) 2.3 Asset Purchase Agreement dated October 12, 1990 between Synthetic Industries, Inc. and Chicopee.

           (10) 3.1 Certificate of Incorporation of Synthetic Industries, Inc. (including all amendments to date) filed with the Secretary of the State of Delaware.

           (10) 3.2 Amended and Restated By-Laws of Synthetic Industries, Inc. (including all amendments to date).

           (4) 4.1 Form of Indenture between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

           (9) 4.2 Supplemental Form of Indenture between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

           (9) 10.1 Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 20, 1995 among Synthetic Industries, Inc., The First National Bank of Boston and other Lenders listed on Schedule I thereto, and The First National Bank of Boston, as agent on behalf of the Lenders.

           (9) 10.2 Amendment No. 1 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

           (11) 10.3 Amendment No. 2 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

           (9) 10.4 Amendment No. 3 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

           (2) 10.5 US Patent No. 4,867,614, Reinforced Soil and Method (Exp. December 13, 2003).

           (2) 10.6 US Patent No. 4,790,691, Fiber Reinforced Soil and Method (Exp. December 13, 2003).

           (2) 10.7 US Patent No. 5,007,766, Shaped Barrier for Erosion Control and Sediment Collection (Exp. April 16, 2008).

           (1) 10.8 Lease agreement dated November 22, 1971 between Murray Sobel and Synthetic Industries, Inc. (including all amendments to date).

           (1) 10.9 Lease agreement dated February 13, 1969, between Murray Sobel and wife, Marcela S. Sobel, and Joseph F. Decosimo, Frank M. Thompson and Murray Sobel, Trustees and Synthetic Industries, Inc. (including all amendments to date).

           (2) 10.10 Lease agreement dated December 17, 1990 between Chicopee and Synthetic Industries, Inc.

           (2) 10.11 Lease agreement dated January 17, 1991 between Herchel L. Webster and Allie Ree Webster and Synthetic Industries, Inc. (the "Lumite Lease").

           (6)       10.12  Amendment to the Lumite Lease dated October 1,
                     1992.

           (2) 10.13 Consulting Agreement dated July 23, 1991 between Texpro Limitada y Cia S.C.A. and Synthetic Industries, Limited.

           (7) 10.14 Supply Contract between Eastman Chemical Products, Inc. and Synthetic Industries, Inc. dated December 13, 1991.

           (13) 10.15 Agreement dated September 6, 1996 between Leonard Chill and Synthetic Industries, Inc.

           (13) 10.16 Agreement dated September 6, 1996 between W. Wayne Freed and Synthetic Industries, Inc.

           (13) 10.17 Agreement dated September 6, 1996 between Ralph A. Kenner and Synthetic Industries, Inc.

           (13) 10.18 Agreement dated September 6, 1996 between Gardner Wright, Jr. and Synthetic Industries, Inc.

           (13) 10.19 Agreement dated September 6, 1996 between John M. Long and Synthetic Industries, Inc.

           (13) 10.20 Agreement dated September 6, 1996 between Charles T. Koerner and Synthetic Industries, Inc.

           (2) 10.21 Agreement dated September 6, 1996 between Robert J. Breyley, Sr. and Fibermesh Company.

           (13)      10.22  Agreement dated September 6, 1996 between Joseph
                     Sinicropi and   Synthetic Industries, Inc.

           (13)      10.23  Agreement dated September 6, 1996 between W.O.
                     Falkenberry and   Synthetic Industries, Inc.

           (13) 10.24 Agreement dated September 6, 1996 between Bobby Callahan and Synthetic Industries, Inc.

           (8)       10.25  1994 Stock Option Plan for Non-Employee Directors

           (8)       10.26  1994 Stock Option Plan

           (11)      10.27  1996 Stock Option Plan

           (11)      10.28  Incentive Compensation Plan Fiscal Year 1994/1995

           (11)      10.29  Incentive Compensation Plan Fiscal Year 1995/1996

           (12) 10.30 Form of Registration Rights Agreement between Synthetic Industries, L.P. and Synthetic Industries, Inc. dated as of October 31, 1996.

           (13) 10.31 Amendment No. 4 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of September 27, 1996.

           (14) 10.32 Amendment No. 5 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 28, 1996.

           (15) 10.33 Amendment No. 6 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of January 29, 1997.

                     27. Financial Data Schedule

--------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-11479) as filed with the Securities and Exchange Commission on January 23, 1987 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on August 24, 1992 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Amendment No. 3 to the Registration on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on December 4, 1992 and incorporated herein by reference.

(5) Filed as an exhibit to the Partnership's Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on April 16, 1993 and incorporated herein by reference.

(6) Filed as an exhibit to the Partnership's Amendment No. 1 to the Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

(7) Pursuant to an order dated October 19, 1992, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit under Rule 406 of the Securities Act of 1933, as amended.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Registration Statement on Form 8-A (0-12357) as filed with the Securities and Exchange Commission on October 24, 1996 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on August 1, 1996 and incorporated herein by reference.

(12) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on September 13, 1996 and incorporated herein by reference.

(13) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on October 2, 1996 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Annual Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.




    (b)  Reports of Form 8-K

         None.

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

SYNTHETIC INDUSTRIES L.P.

By: SI MANAGEMENT L.P.
    General Partner

By: SYNTHETIC MANAGEMENT G.P.
    General Partner

By: CHILL INVESTMENTS, INC.
    Managing General Partner



By: /s/ Leonard Chill
   ---------------------
        Leonard Chill
          President



Dated:  May 14,1997

                                                                [EXECUTION COPY]

                          AMENDMENT NO. 6 AND CONSENT
                                       to
                     FOURTH AMENDED AND RESTATED REVOLVING
                         CREDIT AND SECURITY AGREEMENT
                          dated as of October 20, 1995


                 THIS AMENDMENT NO. 6 dated as of January 29, 1997 is made by and among Synthetic Industries, Inc., a Delaware corporation (the "Borrower"), The First National Bank of Boston ("Bank of Boston"), Sanwa Business Credit Corporation ("Sanwa") and SouthTrust Bank of Georgia, N.A. ("SouthTrust" and together with Bank of Boston and Sanwa, the "Lenders"), and Bank of Boston as agent (the "Agent") for the Lenders.

                             Preliminary Statements

                 The Borrower, the Lenders and the Agent are parties to a Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 20, 1995, as amended by Amendment No. 1 dated as of December 1, 1995, Amendment No. 2 dated as of February 14, 1996, Amendment No. 3 dated as of March 15, 1996, Amendment No. 4 dated as of September 26, 1996 and Amendment No. 5 dated as of November 4, 1996 (the "Credit Agreement"; terms defined therein and not otherwise defined herein being used herein as therein defined).

                 The Borrower has requested, and the Lenders and the Agent have agreed, upon and subject to the terms, conditions and provisions of this Amendment, the right to refinance the Senior Subordinated Debentures, in part by the issuance of new Indebtedness.

                 Accordingly, in consideration of the Credit Agreement, the Loans made by the Lenders and outstanding thereunder, the mutual promises hereinafter set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

         Section 1. Amendments to Credit Agreement. The Credit Agreement is hereby amended, subject to the provisions of Section 3 of this Amendment, by

                 ( a )  amending Section 1.1 Definitions by

                 ( i ) amending the definition "Indenture" in its entirety to read as follows:

          "Indenture" means the 1992 Indenture or the 1997 Indenture.

                 ( ii ) amending the definition "Senior Subordinated Debentures" in its entirety to read as follows:

                 "Senior Subordinated Debentures" means the Senior Subordinated Debentures Due 2002 in an original aggregate principal amount of $140,000,000, issued by the Borrower pursuant to the 1992 Indenture, and the notes issued by the Borrower pursuant to the 1997 Indenture, PROVIDED, that such notes bear interest at a rate that does not exceed 11-1/4% per annum, are payable as to principal in a single installment not sooner than the tenth anniversary of the date of issuance, and the proceeds thereof are applied, first, to the repayment of principal of, and accrued interest and premium, if any, on the Senior Subordinated Debentures issued by the Borrower pursuant to the 1992 Indenture, and only after such Debentures have been paid in full or defeased (or such payment or defeasance provided for in a manner satisfactory to the Agent) and the 1992 Indenture has been terminated (or has otherwise ceased to be effective except with respect to any defeasance or other matters satisfactory to the Agent), applied to any other purpose.

                 ( iii ) adding thereto in appropriate alphabetical order, the following new definitions:

                 "1997 Indenture" means the Indenture dated as of February 1, 1997, to which the Borrower and United States Trust Company of New York are parties, as the same may be supplemented, amended and modified from time to time, consistent with the provisions of this Agreement.

                 "1992 Indenture" means the Indenture dated as of December 14, 1992, to which the Borrower and United States Trust Company of New York are parties, as the same may have been and may hereafter be supplemented, amended and modified from time to time, consistent with the provisions of this Agreement.

                 ( b ) amending Section 9.4 Copies of Other Reports by inserting in subsection (b) thereof immediately after the word "stockholders" appearing therein, the phrase "or holders of its Senior Subordinated Debentures or any trustee for such holders"; and

                 ( c ) amending Section 11.1 Events of Default by deleting the notation "Reserved" appearing in subsection (o) thereof and substituting therefor the following:

                 (o) Change of Control. Events shall occur or circumstances shall exist by reason of which the Borrower becomes obligated pursuant to the terms of the applicable Indenture, to offer to purchase or repurchase any Senior Subordinated Debentures, including, without being limited to, pursuant to Section 4.15 of the 1997 Indenture.

                 Section 2. Consent. The Agent and the Lenders hereby consent, subject to the provisions of Section 3 of this Amendment, to the issuance by the Borrower of not less than $125,000,000 in original aggregate principal amount of __% Senior Subordinated Notes due 2007 pursuant to the Indenture dated as of February 1, 1997 (the "1997 Indenture") between the Borrower and United States Trust Company of New York, Trustee (the "New Subordinated Debt") and the repayment of the Senior Subordinated Debentures outstanding pursuant to the 1992 Indenture (as defined in the Credit Agreement as amended by this Amendment).

                 Section 3. Effectiveness of Amendment. Sections 1 and 2 of this Amendment shall become effective as of the first date (the "Amendment Effective Date") on which all of the following conditions have been satisfied:

                 ( a )    The Agent shall have received the following, in
sufficient copies for all the Lenders, in form and substance satisfactory to the Agent:

                 ( i ) at least seven copies of this Amendment, each duly executed and delivered by the Borrower and the Lenders, and

                 ( ii ) a certificate of the president or chief financial officer of the Borrower to the effect that after giving effect to this Amendment,

                          ( A ) all representations and warranties of the
                 Borrower set forth in the Credit Agreement and the other Loan Documents are true and correct on and as of the Amendment Effective Date, and

                          ( B ) no Default or Event of Default has occurred
                 and is continuing, and

         such statements shall be true and there shall be attached to such certificate any amended Schedules to the Credit Agreement necessary to make such statements true.

                 ( b )    The New Subordinated Debt shall have been issued by
the Borrower in an aggregate original principal amount of not less than $125,000,000, at a fixed interest rate per annum not greater than 11-1/4% and repayable as to principal in a single installment not earlier than the tenth anniversary of the date of issuance, pursuant to the 1997 Indenture. The 1997 Indenture, as executed and delivered by the Borrower, shall provide for subordination of the New Subordinated Debt to the Loans and Notes on terms and conditions satisfactory to the Agent and the Majority Lenders and shall otherwise be in form and substance satisfactory to the Agent. The Agent shall have received evidence satisfactory to it that the amount required to repay the Senior Subordinated Debentures Due 2002 of the Borrower in full, including premium and accrued interest, if any, thereon, to pay any costs related to such repayment and to pay any costs related to the issuance of the New Subordinated Debt, which costs are payable on issuance thereof, does not exceed an amount equal to the sum of (i) the gross proceeds of the New Subordinated Debt, (ii) an amount equal to the net proceeds to the Borrower of the IPO and (iii) an amount equal to $6,000,000, and that the Borrower has given irrevocable instructions so to apply the net proceeds of the New Subordinated Debt, the Borrower's cash and cash equivalents on hand and any Revolving Credit Loans made on the Amendment Effective Date. No notice to or approval by any private Person or public entity not already obtained and in full force and effect shall be required to be obtained before such repayment and termination of the 1992 Indenture are effected. The Agent shall have received copies, in sufficient number for each Lender, of all agreements, instruments, certificates, legal opinions and other documents delivered in connection with the issuance of the New Subordinated Debt, all of which shall be satisfactory in form and substance to the Agent, and the Agent and the Lenders shall be entitled to rely on each such legal opinion (whether as a direct addressee or by a reliance letter from the author thereof).

                 ( c )    The Agent shall have received such other documents,
instruments and certificates as the Agent may reasonably request in connection with the transactions contemplated by this Amendment.

                 Section 4. Effect of Amendment. From and after the effectiveness of this Amendment, all references in the Credit Agreement and in any other Loan Document to "this Agreement," "the Credit Agreement," "hereunder," "hereof" and words of like import referring to the Credit Agreement, shall mean and be references to the Credit Agreement as amended by this Amendment. Except as expressly amended hereby, the Credit Agreement and all terms, conditions and provisions thereof remain in full force and effect and are hereby ratified and confirmed. The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any Lender or the Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

                 Section 5.       Counterpart Execution; Governing Law.

                 ( a )    Execution in Counterparts.  This Amendment may be
executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement.

                 ( b ) Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Georgia.

                 IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                     SYNTHETIC INDUSTRIES, INC.



[Corporate Seal]                     By:
                                        -------------------------
                                        Name:
ATTEST:                                 Title:


---------------------------
[Assistant] Secretary
                                     THE FIRST NATIONAL BANK OF
                                     BOSTON, as the Agent and as
                                     a Lender


                                     By:
                                        -------------------------
                                        Stephen Y. McGehee
                                        Director


                                     SANWA BUSINESS CREDIT
                                     CORPORATION


                                     By:
                                        -------------------------
                                       Name:
                                       Title:


                                     SOUTHTRUST BANK OF GEORGIA,
                                     N.A.


                                     By:
                                        -------------------------
                                        Melinda M. Bergbom
                                        Vice President