Form 10-Q
period 1997-06-30
SYNTHETIC INDUSTRIES LP
filed 1997-08-14
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997


Commission File Number          0-21548




                            SYNTHETIC INDUSTRIES L.P.
-------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)


        Delaware                                                   13-3397585
-------------------------------- --------------------------- ------------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                           Identification No.)



309 LaFayette Road, Chickamauga, Georgia                                30707
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (706) 375-3121
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes   X   No____

Part I-FINANCIAL INFORMATION  SYNTHETIC INDUSTRIES L.P.
Item 1. Financial Information    AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except unit information)

                                                                                     June 30,       September 30,
                  ASSETS                                                               1997              1996
                                                                                       ----             -----
                                                                                   (Unaudited)

CURRENT ASSETS:
  Cash ............................................................................$    501           $    103
  Accounts receivable, net of allowance for
    doubtful accounts of $3,478 and $3,036.........................................  57,254             47,861
  Inventory (Note 3)...............................................................  58,470             39,142
  Other current assets ............................................................  13,386             14,655
                                                                                    -------            -------

      TOTAL CURRENT ASSETS......................................................... 129,611            101,761

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)........................................ 167,111            137,974

OTHER ASSETS.......................................................................  83,617             84,021
                                                                                     ------            -------

                                                                                  $380,339            $323,756

          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable................................................................ $ 29,734           $ 20,227
  Accrued expenses and other current liabilities...................................  10,851             10,026
  Income taxes payable ............................................................      15              1,407
  Interest payable.................................................................   6,089              6,024
  Current maturities of long-term debt (Note 5)....................................     703                659
                                                                                   --------          ---------

     TOTAL CURRENT LIABILITIES.....................................................  47,392             38,343

LONG-TERM DEBT (Note 5)............................................................ 209,356            194,353

DEFERRED INCOME TAXES .............................................................  25,875             25,875


MINORITY INTEREST IN SUBSIDIARY ...................................................  32,697                  -



PARTNERS' CAPITAL:
  General Partner's Equity.........................................................     988                649
  Limited Partners' Equity, 800 Units issued and outstanding.......................  64,031             64,536
                                                                                   --------            -------

      TOTAL PARTNERS' CAPITAL......................................................  65,019             65,185
                                                                                   --------           --------

                                                                                  $380,339             $323,756



                                See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (In thousands of dollars, except limited partnership units outstanding)
                                   (Unaudited)

                                                                  Three Months Ended              Nine Months Ended
                                                                       June 30                         June 30
                                                                   1997          1996              1997       1996
                                                                  ------         -----             ----      -----

Net sales...................................................     $ 99,112      $ 82,843          $245,327    $212,060
                                                                 --------      --------          --------    --------
Costs and expenses:
  Cost of sales.............................................       65,762        55,134           166,928     151,221
  Selling expenses..........................................        8,296         7,307            22,480      19,259
  General and administrative expenses.......................        6,695         5,233            19,541      16,024
  Amortization of excess purchase price over net
    assets acquired and other intangibles...................          648           648             1,944       1,944
                                                                 --------       -------          --------    --------

                                                                   81,401        68,322           210,893     188,448
                                                                  -------       -------         ---------    --------
      Operating income......................................       17,711        14,521            34,434      23,612
                                                                  -------      --------          --------   ---------

Other expenses:
  Interest expense .........................................        4,947         5,863            15,722      17,253
  Amortization of deferred financing costs..................          150           175               489         523
                                                                  -------        ------          --------     -------
 ............................................................        5,097         6,038            16,211      17,776
                                                                  -------       -------          --------     -------
Income before income tax provision,
    minority interest in subsidiary net (income) loss,
    and extraordinary item..................................       12,614         8,483            18,223       5,836

Income tax provision (Note 6)...............................        5,050         3,390             7,550       3,050
                                                                ---------      --------        -----------  ---------

Income before minority interest in
     subsidiary net (income) loss and extraordinary item....        7,564         5,093            10,673       2,786

Minority interest in subsidiary
     net (income) loss (note 10)............................       (2,549)            -               581           -
                                                                 ---------  -----------          -------- -----------

Income before extraordinary item............................        5,015        5,093              11,254      2,786

Extraordinary item - Loss from early extinguishment of
     debt (net of tax benefit of $7,481)....................            -            -              11,950          -
                                                             ------------  -----------            -------- ----------

NET INCOME (LOSS)...........................................    $   5,015   $    5,093           $    (696)  $  2,786
                                                                =========   ==========           ==========  ========

NET INCOME (LOSS) ATTRIBUTABLE TO:
    General Partner........................................ $          50    $      51        $        (7)$        28
    Limited Partners.......................................         4,965         5,042              (689)      2,758
                                                                ---------      --------           --------   --------
                                                               $    5,015      $  5,093         $    (696)  $   2,786
                                                               ==========      ========         ==========  =========

NET INCOME (LOSS) PER
     LIMITED PARTNERSHIP UNIT                                  $    6.21       $  6.30      $    (.86)       $   3.45
                                                               =========       =======      ==========       ========

Limited partnership units outstanding ......................          800          800                 800        800
                                                                      ===          ===                 ===        ===

                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                  Nine Months Ended June 30,
                                                                               1997                         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss) income ...................................................    $  (696)                         $  2,786
    Adjustments to reconcile net income to net cash provided by operations:
     Minority interest in subsidiary net income.........................       (581)
     Extraordinary loss on early extinguishment of debt.................     19,431                                 -
     Depreciation and amortization......................................     13,687                            12,241
     Provision for bad debts............................................        473                                23
     Deferred income taxes..............................................        597                             1,280
Change in operating assets and liabilities, net of acquisition:
        Accounts receivable.............................................     (6,797)                           (2,885)
        Inventories.....................................................    (17,965)                            7,929
        Other current assets............................................        705                              (334)
        Accounts payable................................................      9,507                              (421)
        Accrued expenses and other current liabilities..................        706                               857
        Income taxes payable............................................     (1,392)                              749
        Interest payable................................................         65                            (3,872)
                                                                         -----------                     -------------
      Net cash provided by operating activities.........................     17,740                            18,353

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (35,253)                          (25,439)
  Acquisition of  business (Note 8).....................................     (9,354)                                -
                                                                            -------                           --------
      Net cash used in investing activities ............................    (44,607)                          (25,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan............................................          -                            19,500
  Repayments under term loan............................................    (20,000)                             (500)
  Repayments under revolving credit line................................     (1,867)                          (11,713)
  Issuance of 9 1/4% Senior subordinated notes..........................    170,000                                 -
  Redemption of 12 3/4% Senior subordinated debentures..................   (132,597)                                -
  Repayment costs on early extinguishment of debt.......................    (15,920)                                -
  Proceeds from underwritten public offering............................     33,681                                 -
  Debt issuance costs...................................................     (5,540)                              (97)
  Repayments of capital lease obligation and other long term debt.......       (489)                              (13)
                                                                          ---------                          ---------
      Net cash provided by financing activities.........................     27,268                             7,177

      Effect of exchange rate changes on cash...........................         (3)                              (34)
                                                                        ------------                        ----------

NET INCREASE IN CASH ...................................................        398                                57

CASH AT BEGINNING OF PERIOD.............................................        103                               108
                                                                         ----------                          --------

CASH AT END OF PERIOD...................................................  $     501                          $    165
                                                                          =========                          ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................  $  15,657                          $ 21,125
  Income taxes..........................................................        876                             1,387

                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)

                  (Information as of June 30, 1997 and for the
               periods ending June 30, 1997 and 1996 is unaudited)


1.   ORGANIZATION

Synthetic Industries, Inc., a Delaware corporation (the "Company"), manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. The Company manufactures and sells more than 2,000 products in over 65 end-use markets predominately in North America, Europe and the Far East. Prior to November 1, 1996, the Company was a wholly owned subsidiary of Synthetic Industries L.P. As a result of the underwritten public offering (Note 7) on November 1, 1996, Synthetic Industries L.P. (the "Partnership") owns approximately 67% of the Company's outstanding common stock as of June 30, 1997.

On June 9, 1997, the Company and the Partnership filed a Joint Proxy Statement and Prospectus to approve a Plan of Withdrawal and Dissolution for the Partnership. For further description, see Part II, Item 5. (Other Information) which is incorporated herein by reference.

Since its organization in 1986 and subsequent admission of limited partners, the Partnership has conducted no business except owning and voting the shares of the Company. As a result of its public offering of Common Stock in November 1996, the Company currently has 8,656,250 shares of Common Stock outstanding, of which approximately 67% are owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership associated with a withdrawn common stock offering. As a result, the footnote information presented below relates to that of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30th.



2.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 1997 and for the periods ended June 30, 1997 and 1996 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 1997 and 1996, and the results of operations for the three and nine months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Operating results for the three and nine months ended June 30, 1997 may not necessarily be indicative of the results that may be expected for the full year.


3.    INVENTORY

                                              June 30,          September 30,
                                                  1997                1996
                                                  ----                ----

       Finished goods..........................   $33,200             $22,555
       Work in process.........................     8,549               7,937
       Raw materials...........................    16,721               8,650
                                                  -------           ---------

                                               $58,470                $39,142
                                               =======                =======



4.    PROPERTY, PLANT AND EQUIPMENT


                                                 June 30,          September 30,
                                                   1997                 1996
                                                   ----                 ----

         Land....................................  $  4,458            $  4,458
         Buildings and improvements..............    35,525              29,298
         Machinery and equipment and
           leasehold improvements................   213,550             179,386
                                                 ----------            --------

                                                    253,533             213,142
         Accumulated depreciation................    86,422              75,168
                                                   --------            --------

                                                   $167,111            $137,974
                                                   ========            ========















5.    LONG-TERM DEBT

                                                  June 30,         September 30,
                                                     1997               1996
                                                     ----               ----
  Secured revolving credit facility
       Secured revolving credit portion...........      $ 2,126         $ 3,993
       Term loan portion..........................       25,000          45,000
  9 1/4% Senior Subordinated
           Notes, due 2007........................    170,000                 -
  12 3/4% Senior Subordinated
          Debentures, due 2002  ..................        7,403         140,000
  Capital lease obligation........................         4,242          4,698
  Other...........................................        1,288           1,321
                                                      ---------      ----------
                                                        210,059         195,012
  Less current portion............................          703             659
                                                     ----------     ------------
  Total long term portion.......................       $209,356       $ 194,353
                                                       ========       =========

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

          On October 20, 1995, the Company and its lenders entered into the Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Amended Credit Facility, with a termination date of October 1, 2001, provided for potential borrowing capacity of up to $85,000 comprised of term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of $40,000. The term loan balance at June 30, 1997 was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves. These reserves include the remaining balance due under the Debentures of $7,400. At June 30, 1997, availability under the Revolver was $27,477.

         The Company is currently in the process of renegotiating the Amended Credit Facility, primarily to increase borrowing flexibility, reduce interest costs and extend the term, which is due to expire on October 1, 2001. As part of the renegotiations, on June 30, 1997, the lenders agreed to reduce the borrowing rate of the Amended Credit Facility for the term loan and revolver advances from the Interbank Eurodollar rate plus 2.75% or 2.50% to 2.00% or 1.75%, respectively.



6.    INCOME TAXES

     The   provision  for  income  taxes  before   extraordinary   item  in  the
     consolidated statements of operations reflects the effective tax rate of 40% and 41% for the three and nine months ended June 30, 1997.

     This provision reflects the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated statements of operations.


7.     UNDERWRITTEN PUBLIC OFFERING

     On November 1, 1996, the Company sold 2,875,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts, commissions and expenses) were approximately $34,000. The net proceeds to the Company were used to repay certain outstanding indebtedness.

     The Company's public offering resulted in the establishment of a minority interest liability which represents the Company's minority shareholders' interest in the shareholders' equity of the Company. The difference between the offering price per share and the carrying amount per share has been accounted for as a capital transaction in the Partnership's financial statements.


8.    BUSINESS ACQUISITION

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


9.    STOCK OPTIONS

     In May 1997, the Company issued an additional 130,500 options under the 1996 Stock Option Plan.




10.   CLAIMS AND LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to litigation arising out of their business operations. Most of such litigation involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. The Company believes such claims are adequately covered by insurance or do not involve a risk of material loss to the Company. In addition, the Partnership is party to two class action lawsuits filed by a limited partner of the Partnership on behalf of himself, the other limited partners and the Partnership. For a further description, see Part II, Item 1.
     (Legal Proceedings) which is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations
          (In thousands of dollars)

     Since its organization in 1986 and subsequent admission of limited partners, the Partnership has conducted no business except owning and voting the shares of the Company. As a result of its public offering of Common Stock in November 1996, the Company currently has 8,656,250 shares of Common Stock outstanding, of which approximately 67% are owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership associated with a withdrawn common stock offering. As a result, the discussion and analysis of financial condition and results of operations presented below relates to the operations of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30.


Liquidity and Capital Resources

     To finance its capital expenditure program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by operating activities was $17,740 and $18,353 for the nine months ended June 30, 1997 and 1996, respectively. Cash provided by operating activities of $17,740 for the nine months ended June 30, 1997 consisted primarily of $11,254 earnings before extraordinary item and noncash charges of $14,176, as well as an increase in accounts payable of $9,507, which financed increases in accounts receivable and inventories of $24,762. The noncash charges for the Partnership include $581 of minority interest in subsidiary net loss.

     On November 1, 1996, the Company received net proceeds of approximately $34,000 (after payment of underwriting discounts and commissions and expenses) from the sale of 2,875,000 shares of Common Stock in an underwritten public offering. These proceeds, together with the proceeds received from the February 11, 1997 issuance of $170,000 in aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due February 15, 2007 (the "Notes"), were utilized primarily to retire approximately $133,000 principal amount of the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"). Additionally, the proceeds were used to pay the related call premium and prepayment fees associated with the refinancing of $15,920, pay debt issuance costs of $5,540, and repay approximately $21,900 of certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto (the "Lenders") and BankBoston, as agent (the "Amended Credit Facility"). In connection therewith, the Company recorded an extraordinary loss of $11,950 net of tax benefit of $7,481.

         The net proceeds from financing and operating activities were also utilized to fund capital expenditures of $35,253 and to acquire certain assets of the Spartan Technologies division of Spartan Mills (the "Spartan Acquisition") for approximately $9,400. Additional capital expenditures planned for fiscal 1997 and 1998 are approximately $15,000 and $40,000, respectively, primarily to expand the capacity of the Company's manufacturing facilities, subject to prevailing market conditions.

     The Amended Credit  Facility,  with a termination  date of October 1, 2001, provides for potential borrowing capacity of up to $85,000 comprised of term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of $40,000. The term loan balance at June 30, 1997, was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves. These reserves include the remaining balance due under the Debentures of $7,400. At June 30, 1997, availability under the Revolver was $27,477. The Company is currently in the process of renegotiating the Amended Credit Facility, primarily to increase borrowing flexibility, reduce interest costs and extend the term, which is due to expire on October 1, 2001. As part of the renegotiations, on June 30, 1997, the Lenders agreed to reduce the borrowing rate of the Amended Credit Facility for the term loan and revolver advances from the Interbank Eurodollar rate plus 2.75% or 2.50% to 2.00% or 1.75%, respectively.

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

Results of Operations

         The following table sets forth the percentage relationships to net sales of certain income statement items for the three and nine months ended June 30, 1997 and 1996.

                                                           Three Months Ended                Nine Months Ended
                                                                 June 30,.                        June 30,
                                                             1997             1996             1997       1996
                                                             -----            -----            ----       -----

             Net sales.................................   100.0%        100.0%                100.0%       100.0%
             Cost of sales.............................    66.4          66.6                  68.0         71.3
                                                           ----          ----                  ----         ----
                Gross profit...........................    33.6          33.4                  32.0         28.7
             Selling expenses..........................     8.4           8.8                   9.2          9.1
             General and administrative
                     expenses..........................     6.6           6.3                   7.9          7.6
             Amortization of intangibles...............     0.6           0.8                   0.8          0.9
                                                            ---           ---                   ---          ---
             Operating income..........................    18.0          17.5                  14.1         11.1
             Interest expense..........................     5.0           7.1                   6.4          8.1
             Amortization of deferred
                     financing costs...................     0.2           0.2                   0.2          0.3
                                                            ---           ---                   ---          ---
             Income before provision
                         for taxes and
                     extraordinary item................    12.8          10.2                   7.5          2.7
             Provision for income taxes................     5.1           4.1                   3.1          1.4
                                                            ---           ---                   ---          ---

             Income before extraordinary item..........     7.7%          6.1%                  4.4%         1.3%
                                                            ====          ====                  ====         ====


Results of Operations for the Three Months Ended June 30

     Net sales for the quarter ended June 30, 1997 were $99,112 compared to $82,843 for the same period of fiscal 1996, an increase of $16,269, or 19.6%. Carpet backing sales for the quarter ended June 30, 1997 were $44,962 compared to $37,487 for the same period of fiscal 1996, an increase of $7,475, or 19.9%. Construction and civil engineering product sales for the quarter ended June 30, 1997 were $35,183 compared to $30,525 for the same period of fiscal 1996, an increase of $4,658, or 15.3%. Technical textiles sales for the quarter ended June 30, 1997 were $18,967 compared to $14,831 for fiscal 1996, an increase of $4,136, or 27.9%, of which the Spartan Acquisition contributed approximately $3,500.

     Gross profit for the quarter ended June 30, 1997 was $33,350 compared to $27,709 for the same period of fiscal 1996, an increase of $5,641, or 20.4%. As a percentage of sales, gross profit increased to 33.6% from 33.4%. This increase was primarily due to increased sales volume, slightly higher average selling prices and continued growth of higher margin business, coupled with comparable polypropylene costs to the prior period.

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

     Selling expenses for the quarter ended June 30, 1997 were $8,296 compared to $7,307 for the same period of fiscal 1996, an increase of $989, or 13.5%. This increase was primarily due to increased expenditures associated with higher sales volume. As a percentage of sales, selling expenses decreased from 8.8% to 8.4%.

     General and administrative expenses for the quarter ended June 30, 1997 were $6,583 compared to $5,233 for the same period of fiscal 1996, an increase of $1,350, or 25.8%. As a percentage of sales, general and administrative expenses increased from 6.3% to 6.6%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's information technology department, to support anticipated Company growth. Included in general and administrative expenses for the Partnership is $112 for legal expenses, with such amount being due to the Company.

     Operating income for the third quarter of fiscal 1997 was $17,823 as compared to $14,521 for the same period of fiscal 1996, an increase of $3,302, or 22.7%. As a percentage of sales, operating income increased to 18.0% in fiscal 1997 from 17.5% in fiscal 1996. This increase was primarily due to higher sales volume as well as growth of higher margin business, partially offset by slightly increased selling, general and administrative costs. Operating income for the Partnership for the third quarter of fiscal 1997 was $17,711, which includes the additional general and administrative expenses related to the Partnership paid by the Company.

     Interest expense for the third quarter of fiscal 1997 was $4,947 compared to $5,863 for the same period of fiscal 1996, a decrease of $916, or 15.6%, due to lower average interest rates on the outstanding debt. The effective income tax rate for the three months ended June 30, 1997 and 1996 was approximately 40%.

     Net income for the third quarter of fiscal 1997 was $7,676 compared to $5,093 for the third quarter of fiscal 1996, an increase of $2,583, or 50.7%. Earnings before interest, taxes, depreciation and amortization ("EBITDA")1 for the third quarter of fiscal 1997 were $22,331 compared to $18,576 for the third quarter of fiscal 1996, an increase of $3,755, or 20.2%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and continued growth of higher margin business , partially offset by slightly increased selling, general and administrative costs. Net income for the third quarter of fiscal 1997 for the Partnership was $5,015, which includes the minority interest in subsidiary and the additional general and administrative expenses related to the Partnership paid by the Company. Results of Operations for the Nine Months Ended June 30

     Net sales for the nine months ended June 30, 1997 were $245,327 compared to $212,060 for the same period of fiscal 1996, an increase of $33,267, or 15.7%. Carpet backing sales for the nine months ended June 30, 1997 were $122,090 compared to $106,376 for the same period of fiscal 1996, an increase of $15,714, or 14.8%. Construction and civil engineering product sales for the nine months ended June 30, 1997 were $75,930 compared to $64,981 for the same period of fiscal 1996, an increase of $10,949, or 16.8%. Technical textiles sales for the nine months ended June 30, 1997 were $47,307 compared to $40,703 for fiscal 1996, an increase of $6,604, or 16.2%, of which the Spartan Acquisition contributed approximately $4,800.

     Gross profit for the nine months ended June 30, 1997 was $78,399 compared to $60,839 for the same period of fiscal 1996, an increase of $17,560, or 28.9%. As a percentage of sales, gross profit increased to 32.0% from 28.7%. This increase was primarily due to increased sales volume, slightly higher average selling prices and growth of higher margin business, coupled with comparable average polypropylene costs to the prior period.

     Selling expenses for the nine months ended June 30, 1997 were $22,480 compared to $19,259 for the same period of fiscal 1996, an increase of $3,221, or 16.7%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. As a percentage of sales, selling expenses increased from 9.1% to 9.2%.

     General and administrative expenses for the nine months ended June 30, 1997 were $19,474 compared to $16,024 for the same period of fiscal 1996, an increase of $3,450, or 21.5%. As a percentage of sales, general and administrative expenses increased from 7.6% to 7.9%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's information technology department, to support anticipated Company growth. Included in general and administrative expenses for the Partnership is $67 for legal expenses with such amount being due to the Company.

     Operating income for the first nine months of fiscal 1997 was $34,501 as compared to $23,612 for the same period of fiscal 1996, an increase of $10,889, or 46.1%. As a percentage of sales, operating income increased to 14.1% in fiscal 1997 from 11.1% in fiscal 1996. This increase was primarily due to higher sales volumes as well as the growth of higher margin business, partially offset by slightly increased selling, general and administrative costs. Operating income for the first nine months of fiscal 1997 for the Partnership was $34,434 which includes additional general and administrative expenses related to the Partnership paid by the Company.

     Interest expense for the first nine months of fiscal 1997 was $15,722 compared to $17,253 for the same period of fiscal 1996, a decrease of $1,531, or 8.9%, due to lower average interest rates on the outstanding debt.

     The effective income tax rate before the effect of the extraordinary item for the nine months ended June 30, 1997 and 1996 was approximately 41% and 52%. The higher rate for 1996 was due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on lower income in fiscal 1996.

     Income before extraordinary item for the nine months ended June 30, 1997, was $10,740 compared to $2,786 for the same period of fiscal 1996, an increase of $7,954. EBITDA for the first nine months of fiscal 1997 were $47,694 compared to $35,350 for the first nine months of fiscal 1996, an increase of $14,344, or 43.0%. The increase in income before extraordinary item, as well as EBITDA, was primarily due to higher sales volumes and continued growth of higher margin business, partially offset by slightly increased selling, general and administrative costs. Income before extraordinary item for the nine months ended June 30, 1997 for the Partnership was $11,254, which includes the minority interest in subsidiary and the additional general and administrative expenses related to the Partnership paid by the Company.


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

     In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share". This new standard requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statements of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective for the Company's first quarter 1998 consolidated financial statements. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.


Forward Looking Statements

     The discussion of the Company's business and operations in this report includes several instances of forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating, and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risk and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncement, including those contained in all future reports and other documents filed by the company with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

     The General Partner of the Partnership, Synthetic Management G.P., Leonard Chill, Jon P. Beckman, W. Wayne Freed, Ralph Kenner, W. Gardner Wright, Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc., and Wright Investments, Inc., as defendants, and the Partnership, as a nominal defendant, have been named in two punitive class action lawsuits filed by a limited partner of the Partnership on behalf of himself, the other limited partners and the Partnership. In the first action, filed on February 11, 1997 in the Delaware Court of Chancery and amended on June 11, 1997, the plaintiff has alleged, among other things, breach of the defendants' fiduciary duty to achieve the highest possible value for the limited partners in connection with the November 1, 1996 Common Stock Offering of the Company and the proposed Agreement and Plan of Withdrawal and Dissolution (the "Plan") by failing to explore alternative transactions that could potentially threaten their positions with and control over the Company and the benefits derived therefrom. The plaintiff seeks, among other things, removal of the General Partner, dissolution of the Partnership, appointment of a receiver, rescession of certain stock option grants and employment agreements and compensatory damages in an undetermined amount. On June 25, 1997, the defendants filed a motion to dismiss the amended complaint, which motion is currently being briefed. The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997. In connection with the letter sent by the General Partner to the limited partners, the plaintiff alleged that the defendants have violated federal securities laws by mailing a proxy solicitation to the limited partners without first filing with the Securities and Exchange Commission, mailing out the solicitation without filing or disseminating a proxy statement and failing to disclose numerous material facts in the solicitation. The complainant seeks an injunction to remedy the alleged violations of securities regulations and a declaratory judgment stating that the defendants violated securities regulations. On May 23, the Plaintiff filed a motion for a preliminary injunction. On August 4, 1997, the plaintiff's motion was denied.


Item 5. Other Information

     On June 9, 1997, the Company and the Partnership filed with the Securities and Exchange Commission a preliminary joint proxy statement and prospectus in connection with the adoption of the proposed Plan for the Partnership and the distribution in several installments of common stock shares of the Company held by the Partnership. Under the proposed Plan, the limited partners would be given the opportunity to choose between selling some of all of their investment for cash based upon a value determined by the public markets in an orderly underwritten public offering or continuing to hold some or all of their investment in the Company's business by means of freely tradeable shares of common stock following the distribution.


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

3 4.3 Supplemental Indenture dated as of February 11, 1997 between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, with respect to the 12-3/4% Senior Subordinated Debentures due 2002.

2 4.4 Indenture dated as of February 11, 1997 between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, with respect to the 9-1/4% Senior Subordinated Notes due 2007.

2 4.5 Registration Rights Agreement, dated as of February 11, 1997 between Synthetic Industries, Inc. and Bear, Stearns & Co. Inc.

1 10.35 Amendment No. 8 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 1997.

27   Financial Data Schedule

--------------

1 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

2 Filed as an exhibit to the Company's Registration Statement on Form S-4 (333-23167) as filed with the Securities and Exchange Commission on March 12, 1997 and incorporated herein by reference.

3 Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 (333-22817) as filed with the Securities and Exchange Commission on August 8, 1997 and incorporated herein by reference.


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

By: SI MANAGEMENT L.P.
       General Partner

By:  SYNTHETIC MANAGEMENT G.P.
        General Partner

By:  CHILL INVESTMENTS, INC.
        Managing General Partner



By:  /s/ Leonard Chill
        Leonard Chill
        President



Dated:  August 14,1997

--------
0 The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept recognized with generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.