Form 10-Q/A
period 1996-09-30
SYNTHETIC INDUSTRIES LP
filed 1997-08-29
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the fiscal year ended    September 30, 1996

Commission File Number           0-21548



                            SYNTHETIC INDUSTRIES L.P.
----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

 Delaware                                                       13-3397585
-----------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification No.)

309 LaFayette Road, Chickamauga, Georgia                                30707
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (706) 375-3121
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

ITEM 6.  SELECTED FINANCIAL DATA


                                                Fiscal Year Ended September 30,
                                               -------------------------------

                                      1996           1995           1994           1993          1992
                                    ------         ------         ------          -----        ------
                                        (thousands of dollars, except limited partnership units outstanding)
Summary of Operations Data:
Net sales                           $299,532       $271,427       $234,977      $210,516       $195,739
Gross profit                          91,211         76,721         82,672        68,335         62,049
Operating income                      37,813         28,687         41,007        29,921         27,656
Income from continuing operations
  before provision for income taxes   14,341          5,436         20,257         8,134          8,155
Income from continuing operations      7,441          1,936         11,657         3,662          3,595
Income from continuing operations
   attributable to limited partners    7,367          1,917         11,540         3,625          3,559
Income (loss) from discontinued
  operations                               -              -             -          1,420         (7,567)
Extraordinary item - loss from early
  extinguishment of debt                   -              -              -        (8,892)            -
Cumulative effect of accounting change     -              -              -        (8,500)            -
Net income (loss)                      7,441          1,936         11,657       (12,310)        (3,972)

Income from continuing operations
    per limited partnership unit         9.21          2.40           14.43          4.53         4.45


Other Financial Data:
Limited partnership units outstanding    800            800            800           800            800

                                                                               As of September 30,
                                        1996           1995           1994          1993           1992
                                       -----         ------         ------        ------         ------

Balance Sheet Data:
Working Capital                      $63,418        $69,041        $44,116       $42,057        $33,982
Total assets                         323,756        312,302        287,935       260,374        254,583
Long-term debt                       194,353        192,048        172,490       164,723        158,638
Partners' Capital                     65,185         57,758         55,819        44,425         56,702

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

                                             Fiscal Year ended September 30,
                                              1996        1995       1994

Net sales...........................        100.0%       100.0%     100.0%
Cost of sales.......................         69.5         71.7       64.8
                                             ----         ----       ----
   Gross profit.....................         30.5         28.3       35.2
Selling expenses....................          9.2          9.0        9.3
General and administrative
        expenses....................          7.8          7.8        7.5
Amortization of intangibles.........          0.9          0.9        1.0
                                              ---          ---        ---
  Operating income..................         12.6         10.6       17.4
Interest expense....................          7.6          8.3        8.5
Amortization of deferred
         financing costs............          0.2          0.3        0.3
                                              ---          ---        ---
  Income before provision for taxes.4.8       2.0          8.6
Provision for income taxes..........          2.3          1.3        3.7
                                              ---          ---        ---
  Net income........................          2.5%         0.7%       4.9%
                                              ====         ====       ====


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

     Operating income for the Company for fiscal 1996 was $38,474 as compared to $28,687 for fiscal 1995, an increase of $9,787, or 34.1%. As a percentage of sales, operating income increased to 12.8% in fiscal 1996 from 10.6% in fiscal 1995. This was primarily due to factors discussed above. Operating income for the Partnership for fiscal 1996 was $37,813, which includes the additional general and administrative expenses related to a withdrawn common stock offering discussed above.

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

     Net income for fiscal 1996 for the Company was $8,102 compared to net income of $1,936 for fiscal 1995, an increase of $6,166, or 318.5%. The
Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1996 was $54,074 compared to $42,887 for fiscal 1995, an increase of $11,187, or 26.1%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material cost offset by slightly lower average selling prices, higher manufacturing costs associated with plant shutdowns as a result of the winter ice storms in 1996 and increased selling and general and administrative costs. Net income for fiscal
1996 for the Partnership was $7,441, which includes the general and administrative expenses related to a withdrawn common stock offering discussed above.



Fiscal 1995 Compared to Fiscal 1994

         Net sales for fiscal 1995 were $271,427 compared to $234,977 for fiscal 1994, an increase of $36,450, or 15.5%. This increase was primarily due to unit volume growth in certain product lines and higher average selling prices. Carpet backing sales for fiscal 1995 were $133,025 compared to $117,791 for fiscal 1994, an increase of $15,234, or 12.9%. This increase was primarily due to higher unit volume due in part to increased market share in both primary and secondary carpet backing as well as higher selling prices as compared to fiscal 1994. Construction and civil engineering product sales for fiscal 1995 were $82,933 compared to $68,706 for fiscal 1994, an increase of $14,227, or 20.7%. This increase was primarily due to a significant growth in sales of geosynthetic products as well as an increase in sales of Fibermesh (r)fibers. Technical textiles sales for fiscal 1995 were $55,469 compared to $48,480 for fiscal 1994, an increase of $6,989, or 14.4%. This increase was primarily due to unit volume growth in the furniture and bedding markets.

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

     Cash provided by (used in) operating activities in fiscal 1996, 1995 and 1994 resulted primarily from net income of $8,102, $1,936 and $11,420, respectively, after deducting non-cash charges of $20,723, $17,945 and $16,703 and net working capital changes of approximately $2,596, ($19,916) and ($4,161), for each respective period. The increase in cash provided by operating activities for fiscal 1996 as compared to fiscal 1995 was principally due to fluctuations in net income and the Company's working capital requirements. The changes included reduced inventory and accounts payable balances in 1996 resulting primarily from lower inventory quantities and lower polypropylene costs. The decrease in cash provided by operating activities in fiscal 1995 as compared to fiscal 1994 was principally due to lower net income and fluctuations in working capital requirements. Working capital requirements increased primarily due to increases in accounts receivable, inventory and accounts payable. The increase in accounts receivable resulted from increased sales over the prior year particularly in certain seasonal product lines. The increases in inventory and accounts payable resulted from the effects of higher polypropylene costs, as well as increased units in finished goods and raw materials. Working capital amounted to $64,077, $69,039 and $44,114 at September 30, 1996, 1995 and 1994, respectively.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and, therefore, the Company. The Partnership owns 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock, and therefore holds the voting power to determine the outcome of all matters upon which stockholders vote.

     The general partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc., and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s general partners. For further information concerning Messrs. Chill, Beckman, Freed, Kenner and Wright, see "Management--Executive Officers and Directors of the Company" and "--Executive Compensation".

         Jon P. Beckman, a former executive officer of the Company and an affiliate of the General partner, is being retained as a consultant to the Company. Pursuant to his consulting agreement with the Company, Mr. Beckman will receive, until January 31, 2000, or upon earlier termination of his consulting agreement, $125,000 per year and various insurance coverages, and will be authorized to exercise all stock options awarded to him, subject to applicable vesting provisions. Under this agreement, Mr. Beckman is required to provide the Company with 20 hours of consultation per month, has released the Company from any liability resulting from his employment and has also agreed not to compete against the Company.

         The Company leases office space under a five-year lease with William Gardner Wright, Jr., one of the Company's executive officers. The term of the lease expires on September 30, 1998 and the rent is approximately $4,000 per month, which the Company believes is within prevailing market rates.

         Pursuant to a licensing agreement with the Company, W. Wayne Freed, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which Mr. Freed owns all the U.S. and foreign patents. Under this agreement, Mr. Freed received royalties of $3,079 and $12,269 in fiscal 1995 and 1996, respectively, and will continue to receive such royalties until 2012 or the earlier termination of the license agreement.

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

11 Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-09377)as filed with the Securities and Exchange Commission on August 1 1996 and incorporated herein by reference.

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




/S/ Deloitte and Touche LLP


Deloitte & Touche LLP


November 12, 1996

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except unit information)

                                                        September 30,
                  ASSETS                             1996           1995
                                                    --------       ------

CURRENT ASSETS:
  Cash.......................................     $     103        $   110
  Accounts receivable, net (Note 4)..........        47,861         47,947
  Inventory (Note 5).........................        39,142         45,597
  Other current assets (Note 6)..............        14,655         14,708
                                                  ---------       --------

      TOTAL CURRENT ASSETS...................       101,761        108,362

PROPERTY, PLANT AND EQUIPMENT, net (Note 7)..       137,974        116,729

OTHER ASSETS (Note 8)........................        84,021         87,211
                                                  ---------       --------

                                                   $323,756       $312,302

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable...........................       $20,227       $ 24,021
  Accrued expenses and other current
     liabilities.............................        10,026          7,378
  Income taxes payable (Note 11).............         1,407          1,455
  Interest payable...........................         6,024          6,427
  Current maturities of long-term
     debt (Note 9)...........................           659             40
                                                  ---------     ----------

         TOTAL CURRENT LIABILITIES...........        38,343         39,321

LONG-TERM DEBT (Note 9)......................       194,353        192,048

DEFERRED INCOME TAXES (Note 11)..............        25,875         23,175




COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' CAPITAL (Notes 3 and 13)
  General Partner's Capital..................           649            575
  Limited Partners' Capital,
     800 Units issued and outstanding........        64,536         57,183
                                                   --------       --------

      TOTAL PARTNERS' CAPITAL................        65,185         57,758
                                                   --------       --------

                                                   $323,756       $312,302

                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands of dollars, except limited
                         partnership units outstanding)



                                             Year ended September 30,
                                        1996             1995         1994
                                    --------------   -----------  -------------

Net sales...........................$ 299,532         $271,427         $234,977

Costs and expenses:
  Cost of sales ..................    208,321          194,706          152,305
  Selling expenses................     27,488           24,273           21,815
  General and administrative
     expenses.....................     23,318           21,195           17,351
  Amortization of excess of
     purchase price over net
     assets acquired and
     other intangibles............      2,592            2,566            2,499
                                     --------         --------         --------

                                      261,719          242,740          193,970
                                      -------         --------         --------

      Operating income............     37,813           28,687           41,007
                                     --------         --------         --------

Other expenses:
  Interest expense, net...........     22,773           22,514           20,011
  Amortization of deferred
      financing costs.............        699              737              739
                                     --------          -------         --------

                                       23,472           23,251           20,750
                                      -------         --------         --------
Income before
    provision for income taxes....     14,341            5,436           20,257

Provision for income taxes
    (Note 11).....................      6,900            3,500            8,600
                                     --------         --------         --------


NET INCOME........................    $ 7,441         $  1,936        $  11,657
                                     ========       ==========        ==========

NET INCOME ATTRIBUTABLE TO:
      General partner.............$        74      $        19       $      114
      Limited partners............      7,367            1,917           11,543
                                    ---------         --------           ------

                                     $  7,441       $    1,936         $  11,657
                                     ========       ==========         =========

Net income per limited
      partnership unit..........  $     9.21      $     2.40        $    14.43
                                    ==========      ==========        ==========

Limited partnership units
      outstanding ...............        800              800              800
                                    =========          =======         ========





                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            (In thousands of dollars)




                                                                     Total
                                     General       Limited          Partners'
                                     Partner       Partner          Capital


Balance, September 30, 1993...... $     442      $   43,746          $44,188

Net income.......................       114          11,543           11,657

Foreign currency translation.....       -               (26)             (26)
                                   --------        ---------      -----------

Balance, September 30, 1994......       556          55,263           55,819

Net income.......................        19           1,917            1,936

Foreign currency translation.......       -               3                3
                                    --------       --------         --------

Balance, September 30, 1995......       575          57,183           57,758

Net income.......................        74           7,367            7,441

Foreign currency translation.......       -             (14)             (14)
                                    --------      ----------      -----------

Balance, September 30, 1996......  $    649      $   64,536         $ 65,185
                                    ========    ============        ========



                 See notes to consolidated financial statements



                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                                                                   Year ended September 30,
                                                                              1996              1995       1994
                                                                             ------            -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................   $  7,441         $  1,936        $  11,657
  Adjustments to reconcile net income
       to net cash provided by (used in) operations:
  Depreciation and amortization.........................................     16,299           14,937           12,390
  Deferred income taxes.................................................      3,400             (355)           3,830
  Provision for bad debts...............................................      1,024            3,363              217
  Loss on disposal of equipment.........................................          -                -              266
  Change in assets and liabilities:
  Increase in accounts receivable.......................................       (943)         (12,212)          (2,861)
  Decrease (increase) in inventory......................................      6,451          (13,076)          (7,255)
  Increase in other current assets......................................       (647)          (1,469)            (595)
  (Decrease) increase in accounts payable...............................     (3,801)           5,254            5,340
  Increase in accrued expenses and other current liabilities............      2,648              434              533
  (Decrease) increase in income taxes payable...........................        (48)             973              482
  (Decrease) increase in interest payable...............................       (403)             180              224
                                                                          ----------      ----------         --------
     Cash provided by (used in) operating activities....................     31,421              (35)          24,228
                                                                           --------      ------------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (29,253)         (13,313)         (31,866)
                                                                            --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan............................................     19,500           11,000                -
  Repayments under term loan............................................       (500)          (6,000)          (6,000)
  Net (repayment) borrowings under revolving credit line................    (20,734)           8,598           13,802
  Payment of capital lease obligation and other long term debt..........       (342)             (36)            (297)
  Deferred financing costs..............................................       (101)            (221)               -
                                                                            --------       ----------     -----------
       Cash (used in) provided by financing activities..................     (2,177)          13,341            7,503
  Effect of exchange rate changes on cash...............................          2               (2)              (3)
                                                                          ---------       ----------         --------
NET DECREASE IN CASH....................................................         (7)              (9)            (136)
CASH AT BEGINNING OF PERIOD.............................................        110              119              255
                                                                           --------          -------         --------
CASH AT END OF PERIOD...................................................   $    103         $    110         $    119
                                                                           ========         ========         ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................   $ 23,176         $ 22,334         $ 19,787
  Income taxes..........................................................      3,548            2,882            3,901

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Capital lease obligation incurred for purchase of equipment.............   $  5,000      $       -         $        -


                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except share information)


1.   ORGANIZATION

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The  consolidated   financial   statements  include  the  accounts  of  the
     Partnership and the Company. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition

     Revenue from product sales is recognized at the time of shipment.

     Foreign currency translation

     The assets and liabilities of foreign subsidiaries are translated at the fiscal year-end rates of exchange, and the results of operations are translated at the average rates of exchange for the years presented. Gains or losses resulting from translating foreign currency financial statements are accumulated in the cumulative translation adjustments account in the stockholder's equity section of the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in results of operations. Foreign currency realized and unrealized gains and losses for the years presented were not material.




     Inventory

     Inventory is stated at the lower of cost, determined using the first-in, first-out method, or market. Property, plant and equipment Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

       Building and improvements                                   25 years
       Machinery and equipment                                     14 years

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

     Deferred financing and Intangible assets

     Deferred financing costs are amortized over periods from 5 to 12 years. Intangible assets consist primarily of a Fibermesh (r) trademark and
     patents  on  civil   engineering   products,   which  are  amortized  on  a
     straight-line basis over 40 and 15 years, respectively.

     Net income per limited partnership unit

     Net income per limited partnership unit is based upon the weighted average number of units outstanding during each respective year. Net income is allocated to the General Partner and the Limited Partners based on their respective ownership percentages.

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


3.   RECAPITALIZATION AND INITIAL PUBLIC OFFERING

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

     The Company grants uncollateralized trade terms to its customers, most of whom are located in the state of Georgia. As of September 30, 1996 and 1995, $21,916 and $22, 903, respectively, of the Company's accounts receivable balances were due from customers located in the state of Georgia. Net sales to one customer represented 18% of consolidated net sales for all three fiscal years presented.


5.   INVENTORY

                                                       September 30,
                                                    1996               1995
                                                    ----               ----
       Finished goods............................$ 22,555            $ 27,867
       Work in process.........................     7,937               5,541
       Raw materials...........................     8,650              12,189
                                                 --------            --------

                                             $  39,142               $ 45,597
6.   OTHER CURRENT ASSETS

                                                        September 30,
                                                   1996                1995
                                                   ----                ----

      Prepaid supplies........................  $  8,283            $  7,192
      Deferred tax assets.....................     4,765               5,465
      Other...................................     1,607               2,051
                                               ---------           ---------

                                                 $14,655             $14,708
                                               ==========            =======


7.   PROPERTY, PLANT AND EQUIPMENT

                                                      September 30,
                                                  1996                 1995
                                                  ----                 ----

       Land....................................  $  4,458            $  3,511
       Buildings and improvements..............    29,298              23,457
       Machinery and equipment and
         leasehold improvements................   179,386             151,921
                                                  -------            --------

                                                  213,142             178,889
       Accumulated depreciation...............     75,168              62,160
                                                ---------            --------

                                                 $137,974            $116,729
                                                =========            ========

     Depreciation expense on property, plant and equipment was $13,008, $11,634 and $9,152 in fiscal 1996, 1995 and 1994, respectively.

8.   OTHER ASSETS

                                                          September 30,
                                                       1996               1995
                                                       ----               ----

    Excess of purchase price
       over net assets acquired...................... $99,818           $99,818
    Intangible assets..............................     3,546             3,546
    Deferred financing costs........................   12,331            12,230
                                                    ---------         ---------

                                                      115,695           115,594
    Accumulated amortization........................   31,674            28,383
                                                     --------           -------

                                                     $ 84,021          $ 87,211
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

Amortization expense was $3,291, $3,303 and $3,238 in fiscal 1996, 1995 and 1994, respectively.


9.   LONG-TERM DEBT

Long-term debt consists of the following at September 30:
                                                           1996         1995
       Secured revolving credit facility (a):
         Secured revolving credit portion               $  3,993        $24,727
         Term loan portion                                45,000         26,000
       12 3/4% senior subordinated debentures (b)        140,000        140,000
       Capital lease obligation (Note 10)                  4,698              -
       Other                                               1,321          1,361
                                                       ---------      ---------
                                                         195,012        192,088
       Less current portion                                  659             40
                                                       ---------      ---------
       Total long-term portion                         $ 194,353       $192,048
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

          The Credit Facility permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings, based on the lender's base rate plus .75% or 1.00% for Revolver or Term Loan advances, respectively (9.00% and 9.25% at September 30, 1996 and 9.50% and 9.75% at September 30,1995) or (ii) for Eurodollar borrowing, based on the Interbank Eurodollar rate at the time of conversion plus 2.50% and 2.75% for Revolver or Term Loan advances, respectively (8.06% and 8.09% at September 30, 1996 and 8.50% and 8.625% and September 30,
          1995).

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

          Future minimum lease payments under noncancellable lease obligations at September 30, 1996 are as follows:

                                                      Capital         Operating
                                                       leases            leases

1997..................................................  $  986          $ 3,786
1998...................................................    986            2,262
1999...................................................    986            1,622
2000...................................................    986              991
2001.................................................... 1,993              362
Thereafter...........................................        -              817
                                                        ------           ------

Total minimum lease payments..........................$  5,937          $ 9,840
                                                       =======          =======

Less amount representing interest.....................   1,239
                                                         -----

Present value of net minimum
   lease payments......................................  4,698

Less current maturities of
   capital lease obligation...........................     614
                                                       -------

Capital lease obligation...............................$ 4,084

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

11.  INCOME TAXES

     The sources of income before provision for incomes taxes are presented as follows:


                                         Fiscal Years Ended September 30,
                                    1996                1995               1994
                                    ------           -------            -------

 United States..................   $13,422           $ 4,546          $  19,742
 Foreign.........................  $   919           $   890          $     515
                                  --------         ---------           --------
 Earnings before income taxes...  $ 14,341           $ 5,436          $  20,257
                                  --------          --------           --------



     The provision for income taxes attributable to the amounts shown above consists of the following:
                                              Year ended September 30,
                                    1996                1995               1994
                                    ------              ----               ----
          Current:
              Federal...........    $2,600            $3,180           $  3,770
              State.............       600               400              1,000
              Foreign...........       300               275                  -
                                  --------          --------          ---------
                                     3,500             3,855              4,770
                                    ------           -------            -------
          Deferred:
              Federal...........     3,200              (218)             3,405
              State.............       200              (137)               425
                                  --------           --------          --------
                                     3,400              (355)             3,830
                                   -------           --------           -------
          Total taxes on income.    $6,900            $3,500            $ 8,600
                                    ======            ======            =======


     A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:

                                                 Year ended September 30,
                                                1996        1995        1994
                                                ----        ----        ----

    Amount computed at statutory rate.......   $5,020      $1,900       $7,090

    State and local taxes less applicable
       federal income tax...................      550         270          747

    Amortization of goodwill...............       873         873          871

    Other nondeductible expenses...........       115         210          348

    Other, net.............................       342         247         (456)
                                               ------      ------        -----
                                               $6,900      $3,500       $8,600
                                               ======      ======       ======

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                     Year ended September 30,
                                                      1996            1995
                                                    --------        --------

Property, plant and equipment.....................   $24,819        $22,121
Trademarks and patents............................     1,056          1,054
                                                      ------         ------

Total deferred tax liabilities....................    25,875         23,175
                                                      ------         ------


Receivables.......................................       996          1,609
Inventory.........................................       626            628
Accrued expenses..................................     1,829          1,581
AMT credit carryforward
   (no expiration date)...........................     1,314          1,647
                                                     -------         ------

Total deferred tax assets.........................     4,765          5,465
                                                     -------        --------

Net deferred tax liability........................   $21,110        $17,710
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


14.   RELATED PARTY TRANSACTIONS

      The Partnership owns 5,781,250 shares of the Company's Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock. Four of the Company's executive officers, including the chief executive officer, and a former executive officer are sole stockholders of corporations which indirectly control the sole general partner of the Partnership.

      The Company and the Partnership entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon the request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriter's commission and discounts. In connection with the Common Stock Offering, the Company incurred approximately $300 in 1996 of such registration expenses on behalf of the Partnership.

      A former executive officer of the Company and an affiliate of the Partnership is being retained as a consultant to the Company. Pursuant to a consulting agreement with the Company, the former executive officer will receive, until January 31, 2000, or upon earlier terminiation of his consulting agreement, $125 per year and various insurance coverages, and will be authorized to exercise all stock options awarded to him, subject to applicable vesting provisions. Under this agreement, the former executive officer is required to provide the Company with 20 hours of consultation per month, has released the Company from any liability resulting from his employment and has also agreed not to compete against the Company.

      The Company leases office space under a five-year lease with one of the Company's executive officers. The term of the lease expires on September 30, 1998 and the rent is approximately $48 per year, which the Company believes is within prevailing market rates.

      Pursuant to a licensing agreement with the Company, an executive officer of the Company receives royalties related to the manufacture and sale of a certain product for which the executive officer owns all of the United States and foreign patents. Under the agreement, the Company paid royalties of $3 and $12 to the executive officer in fiscal 1995 and 1996, respectively, and will continue to pay such royalties until 2012 or the earlier termination of the license agreement.

      During fiscal 1996 and 1995, the Company paid fees of approximately $232 and $135, respectively, to a law firm in which a director of the Company was a partner.

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