Form 10-K/A
period 1996-09-30
SYNTHETIC INDUSTRIES LP
filed 1997-09-30
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1996

Commission File Number           0-21548



                            SYNTHETIC INDUSTRIES L.P.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                             13-3397585
--------- --------------------------------------------------- ------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)

309 LaFayette Road, Chickamauga, Georgia                             30707
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (706) 375-3121
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



Fiscal 1995 Compared to Fiscal 1994

         Net sales for fiscal 1995 were $271,427 compared to $234,977 for fiscal 1994, an increase of $36,450, or 15.5%. This increase was primarily due to unit volume growth in certain product lines and higher average selling prices. Carpet backing sales for fiscal 1995 were $133,025 compared to $117,791 for fiscal 1994, an increase of $15,234, or 12.9%. This increase was primarily due to higher unit volume due in part to increased market share in both primary and secondary carpet backing as well as higher selling prices as compared to fiscal 1994. Construction and civil engineering product sales for fiscal 1995 were $82,933 compared to $68,706 for fiscal 1994, an increase of $14,227, or 20.7%. This increase was primarily due to a significant growth in sales of geosynthetic products as well as an increase in sales of Fibermesh (R) fibers. Technical textiles sales for fiscal 1995 were $55,469 compared to $48,480 for fiscal 1994, an increase of $6,989, or 14.4%. This increase was primarily due to unit volume growth in the furniture and bedding markets.

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


(b) No reports on Form 8-K were filed during the last quarter of the Partnership's fiscal year ended September 30, 1996.

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




/S/ Deloitte and Touche LLP


Deloitte & Touche LLP


November 12, 1996

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except unit information)

                                                           September 30,
                  ASSETS                                1996           1995
                                                       --------       ------

CURRENT ASSETS:
  Cash..........................................     $     103        $   110
  Accounts receivable, net (Note 4).............        47,861         47,947
  Inventory (Note 5)............................        39,142         45,597
  Other current assets (Note 6).................        14,655         14,708
                                                     ---------       --------

      TOTAL CURRENT ASSETS......................       101,761        108,362

PROPERTY, PLANT AND EQUIPMENT, net (Note 7).....       137,974        116,729

OTHER ASSETS (Note 8)...........................        84,021         87,211
                                                     ---------       --------

                                                      $323,756       $312,302

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable..............................       $20,227       $ 24,021
  Accrued expenses and other current liabilities        10,026          7,378
  Income taxes payable (Note 11)................         1,407          1,455
  Interest payable..............................         6,024          6,427
  Current maturities of long-term debt (Note 9).           659             40
                                                      ---------     ----------

         TOTAL CURRENT LIABILITIES...............        38,343         39,321

LONG-TERM DEBT (Note 9)..........................       194,353        192,048

DEFERRED INCOME TAXES (Note 11)..................        25,875         23,175




COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' CAPITAL (Notes 3 and 13)
  General Partner's Capital......................           649            575
  Limited Partners' Capital,
     800 Units issued and outstanding............        64,536         57,183
                                                       --------       --------

      TOTAL PARTNERS' CAPITAL....................        65,185         57,758
                                                       --------       --------

                                                       $323,756       $312,302

                 See notes to consolidated financial statements



                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF
               OPERATIONS (In thousands of dollars, except limited
                         partnership units outstanding)



                                                                                       Year ended September 30,
                                                                         1996             1995         1994__
                                                                    --------------   ------------------------

Net sales...............................................................  $ 299,532         $271,427         $234,977
                                                                          ---------         --------         --------
Costs and expenses:
  Cost of sales ........................................................    208,321          194,706          152,305
  Selling expenses......................................................     27,488           24,273           21,815
  General and administrative expenses...................................     23,318           21,195           17,351
  Amortization of excess of purchase price over net
      assets acquired and other intangibles.............................      2,592            2,566            2,499
                                                                           --------         --------         --------

                                                                            261,719          242,740          193,970
                                                                            -------         --------         --------

      Operating income..................................................     37,813           28,687           41,007
                                                                           --------         --------         --------

Other expenses:
  Interest expense, net.................................................     22,773           22,514           20,011
  Amortization of deferred financing costs..............................        699              737              739
                                                                           --------          -------         --------

                                                                             23,472           23,251           20,750
                                                                            -------         --------         --------
Income before
    provision for income taxes..........................................     14,341            5,436           20,257

Provision for income taxes
    (Note 11)...........................................................      6,900            3,500            8,600
                                                                           --------         --------         --------


NET INCOME..............................................................    $ 7,441         $  1,936        $  11,657
                                                                           ========       ==========       ==========

NET INCOME ATTRIBUTABLE TO:
      General partner...................................................$        74      $        19       $      114
      Limited partners..................................................      7,367            1,917           11,543
                                                                          ---------         --------           ------

                                                                           $  7,441       $    1,936         $  11,657
                                                                           ========       ==========         =========

Net income per limited partnership unit.................................  $     9.21      $     2.40        $    14.43
                                                                          ==========      ==========        ==========

Limited partnership units outstanding ..................................        800              800              800
                                                                          =========          =======         ========





                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            (In thousands of dollars)




                                                                  Total
                                     General    Limited          Partners'
                                     Partner    Partner          Capital


Balance, September 30, 1993...... $     442     $ 43,746          $44,188

Net income.......................       114       11,543           11,657

Foreign currency translation.......       -          (26)             (26)
                                   --------     ---------         -------

Balance, September 30, 1994......       556       55,263           55,819

Net income.......................        19        1,917            1,936

Foreign currency translation.......       -            3                3
                                    --------     --------         --------

Balance, September 30, 1995.......       575      57,183           57,758

Net income........................        74       7,367            7,441

Foreign currency translation........       -         (14)             (14)
                                     --------    --------       ---------

Balance, September 30, 1996.......  $    649     $ 64,536        $ 65,185
                                     ========    =========       ========





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


5.   INVENTORY
                                                        September 30,
                                                  1996                1995
                                                  ----                ----

     Finished goods............................$ 22,555            $ 27,867
     Work in process.........................     7,937               5,541
     Raw materials...........................     8,650              12,189
                                               --------            --------

                                              $  39,142            $ 45,597
                                              =========            ========

6.   OTHER CURRENT ASSETS
                                                       September 30,
                                                  1996                1995
                                                 ----                ----

    Prepaid supplies........................  $  8,283            $  7,192
    Deferred tax assets.....................     4,765               5,465
    Other...................................     1,607               2,051
                                               -------             -------
                                               $14,655             $14,708
                                              ========             =======



7.   PROPERTY, PLANT AND EQUIPMENT

                                                      September 30,
                                                1996              1995
                                                ----             -----

   Land....................................  $  4,458            $  3,511
   Buildings and improvements..............    29,298              23,457
   Machinery and equipment and
     leasehold improvements................   179,386             151,921
                                              -------            --------
                                              213,142             178,889
     Accumulated depreciation................  75,168              62,160
                                               ------             -------

                                              $137,974           $116,729
                                              ========           ========

     Depreciation expense on property, plant and equipment was $13,008, $11,634 and $9,152 in fiscal 1996, 1995 and 1994, respectively.

8.   OTHER ASSETS

                                                         September 30,
                                                   1996               1995
                                                   ----               ----

Excess of purchase price
   over net assets acquired...................... $99,818             $99,818
Intangible assets..............................     3,546               3,546
Deferred financing costs........................   12,331              12,230
                                                ---------             -------
                                                  115,695             115,594
Accumulated amortization........................   31,674              28,383
                                                 --------             -------
                                                 $ 84,021            $ 87,211
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

          Future minimum lease payments under noncancellable lease obligations at September 30, 1996 are as follows:

                                                     Capital         Operating
                  Year                                leases            leases

                  1997.............................   $  986          $ 3,786
                  1998.............................      986            2,262
                  1999.............................      986            1,622
                  2000.............................      986              991
                  2001.............................    1,993              362
                  Thereafter.......................        -              817
                                                     -------           ------

                  Total minimum lease payments..... $ 5,937          $ 9,840
                                                     =======

                  Less amount representing interest. ...............   1,239
                                                                       -----

                  Present value of net minimum
                     lease payments.................................   4,698

                  Less current maturities of
                     capital lease obligation.......................     614
                                                                      -------

                  Capital lease obligation.......................... $ 4,084

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

11.  INCOME TAXES

     The sources of income before provision for incomes taxes are presented as follows:


                                    Fiscal Years Ended September 30,
                                     1996        1995          1994
                                     ----        ----          ----

  United States...................  $13,422    $  4,546      $ 19,742
  Foreign.........................  $   919    $    890      $    515
                                    -------    ---------     --------
  Earnings before income taxes....  $14,341    $  5,436      $ 20,257
                                    --------    --------     --------



     The provision for income taxes attributable to the amounts shown above consists of the following:

                                           Year ended September 30,
                                   1996              1995               1994
                                   ----              ----               ----
          Current:
              Federal.........    $2,600            $3,180           $  3,770
              State...........       600               400              1,000
              Foreign.........       300               275                  -
                                 -------           -------            -------
                                   3,500             3,855              4,770
                                 -------           -------            -------
          Deferred:
              Federal.........     3,200              (218)             3,405
              State...........       200              (137)               425
                                 -------           --------           -------
                                   3,400              (355)             3,830
                                 -------           --------           -------

       Total taxes on income..    $6,900            $3,500            $ 8,600
                                  ======            ======            =======


A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:


                                                  Year ended September 30,
                                                1996     1995       1994
                                                ----     ----       ----

  Amount computed at statutory rate.......    $5,020    $1,900     $7,090

  State and local taxes less applicable
    federal income tax....................       550       270        747

  Amortization of goodwill................       873       873        871

  Other nondeductible expenses............       115       210        348

  Other, net..............................       342       247       (456)
                                              ------    ------     -------
                                              $6,900    $3,500     $8,600
                                              ======    ======     ======

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                 Year ended September 30,
                                                  1996             1995
                                                  ----             ----

 Property, plant and equipment...............   $24,819          $22,121
 Trademarks and patents......................     1,056            1,054
                                                 ------           ------

 Total deferred tax liabilities..............    25,875           23,175
                                                 ------           ------


 Receivables.................................       996            1,609
 Inventory...................................       626              628
 Accrued expenses............................     1,829            1,581
 AMT credit carryforward
    (no expiration date).....................     1,314            1,647
                                                -------           ------

 Total deferred tax assets...................     4,765            5,465
                                                -------         --------

 Net deferred tax liability..................   $21,110          $17,710
                                             ==========          =======

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

      A former executive officer of the Company and an affiliate of the Partnership is being retained as a consultant to the Company. Pursuant to a consulting agreement with the Company, the former executive officer will receive, until January 31, 2000, or upon earlier termination of his consulting agreement, $125 per year and various insurance coverages, and will be authorized to exercise all stock options awarded to him, subject to applicable vesting provisions. Under this agreement, the former executive officer is required to provide the Company with 20 hours of consultation per month, has released the Company from any liability resulting from his employment and has also agreed not to compete against the Company.

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