Form 10-K
period 1997-09-30
SYNTHETIC INDUSTRIES LP
filed 1997-12-29
CIK 901175

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1997

         [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

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

Identification No.)

         309 LaFayette Road, Chickamauga, Georgia                 30707
-------------------- ---------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

                                                   (706) 375-3121
-------------------------------------------------------------------------------
                           (Registrant's telephone number, including area code)

               Securities  registered  pursuant to Section 12(b) of the Act:

                                                Name of each exchange on which
                           Title of class                  registered
                              None

               Securities  registered  pursuant to Section 12(g) of the Act:

                                       Units of Limited Partnership Interest
                                                 (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The units are not publicly traded. Hence, the aggregate market value is not determinable.

         The number of units outstanding as of December 8, 1997 was 800.

                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual report on Form 10-K for the fiscal year ended September 30, 1997 of Synthetic Industries, Inc., a Delaware corporation, are incorporated by reference herein.

PART I


ITEM 1.  BUSINESS


General

         Synthetic Industries L.P. (the "Partnership") is a limited partnership organized under the laws of the state of Delaware. In December 1986, the Partnership acquired all of the issued and outstanding shares (the "Shares") of the capital stock of Synthetic Industries, Inc., a Delaware corporation (the "Company"). The Partnership currently owns approximately 67% of the Company's common stock, par value $1.00 per share (the "Common Stock"). The Company manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The information set forth under the heading "Business" in the Form 10-K of the Company for the fiscal year ended September 30, 1997 (the "Form 10-K") is incorporated herein by reference.

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

     The sole general partner of the Partnership is SI Management L.P., a Delaware limited partnership ("Management L.P." or the "General Partner"). The sole general partner of Management L.P. is Synthetic Management G.P. ("Synthetic G.P."). Synthetic G.P. is a Georgia general partnership whose partners are controlled by certain members of the Company's senior management. See "Directors and Executive Officers - Partners of Synthetic G.P." Since their respective dates of the formation, neither Synthetic G.P. nor Management L.P. has engaged in any business, other than Synthetic G.P. acting as the general partner of Management L.P. and Management L.P. acting as the general partner of Synthetic L.P.


ITEM 2.  PROPERTIES

         The Partnership does not own or lease any physical properties.

         The information set forth under the heading "Properties" in the Form 10-K is incorporated herein by reference.


ITEM 3.  CLAIMS AND LEGAL PROCEEDINGS

       In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), the Partnership, the General Partner, one director and certain of the Company's officers who are affiliated with the General Partner have been named in two putative class action lawsuits filed by certain limited partners of the Partnership. In the first action, to which the Company is not a party, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of the defendants' fiduciary duty to the limited partners, that the Plan is unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs seek, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and oral argument on the appeal was heard on December 2, 1997. The defendants have denied the allegations of the plaintiff and are vigorously contesting the lawsuit.

    The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus that was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however, the plaintiff made no specific independent allegations with respect to the Company. The plaintiff seeks, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. The defendants have denied the allegations of the plaintiff and are vigorously contesting the lawsuit.

    The Partnership is a principal stockholder of the Company and certain members of the Company's management control the General Partner. See "Certain Relationships and Related Transactions." Based on the Company's review of the allegations made in the above action to date, the Company does not believe that the ultimate resolution of either action will have a material adverse effect on the Company's results of operations or financial condition.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On November 1, 1997, a special meeting of the limited partners was held to vote upon the approval of a proposed dissolution of the Partnership pursuant to an Agreement and Plan of Dissolution (the "Plan"). Out of 800 limited partner units outstanding, 565.75 units, or 70.72% voted in favor of the Plan, 108.25 units, or 13.53% voted against the Plan, and 4.875 units, or 0.61%, abstained.

                                                      PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for the Units. In addition, the limited partnership agreement of the Partnership (the "Limited Partnership Agreement") places restrictions on the transferability of Units. No transferee of all or any part of a Unit may be admitted to the Partnership as a limited partner ("Limited Partner") without the written consent of Management L.P., which consent may be withheld in the absolute discretion of Management L.P. The Limited Partnership Agreement also provides that the transfer of the whole or any portion of a Unit shall not be effective to entitle the transferee to receive distributions of cash or other property from the Partnership applicable to the Unit acquired by reason of such transfer, unless Management L.P. consents in writing to such transfer.

    The Partnership has made no distributions of any kind since its organization in 1986. The Company is currently restricted under a loan agreement with its senior lenders and an indenture relating to the Company's senior subordinated notes due 2007 from paying cash dividends, or making certain type of capital distributions.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended September 30, 1997 have been derived from the audited consolidated financial statements of Synthetic Industries L.P. The consolidated financial statements as of September 30, 1997 and 1996 and for the three-year period ended September 30, 1997 and the independent auditors' report thereon are included in Item 8 of this Form 10-K. Dollars are in thousands, except limited partnership units outstanding.

                                                           Year Ended September 30,
                                      1997           1996           1995           1994          1993
                                    ------         ------         ------          -----        ------
Summary of Operations Data:
Net sales                            $345,572      $299,532       $271,427      $234,977       $210,516
Gross profit                          112,385        91,211         76,721        82,672         68,335
Operating income                       50,291        37,813         28,687        41,007         29,921
Income from continuing operations
  before provision for income taxes,
  minority interest in subsidiary net income
  and extraordinary item               29,552        14,341          5,436        20,257          8,134
Income from continuing operations
  before minority interest in subsidiary net
  income and extraordinary item        17,011         7,441          1,936        11,657          3,662
Income from continuing operations
  attributable to limited partners      3,165         7,367          1,917        11,540          3,625
Income  from discontinued operations        -             -              -            -           1,420
Extraordinary item - loss from early
  extinguishment of debt             (11,950)             -              -             -         (8,892)
Cumulative effect of accounting change      -             -              -             -         (8,500)
Net income (loss)                       3,197         7,441          1,936        11,657        (12,310)

Income from continuing operations
per limited partnership unit            $3.96         $9.21           $2.40        $14.43         $4.53
Limited partnership units outstanding     800           800            800           800            800





                                                              As of September 30,
                                       1997            1996           1995          1994           1993
                                      -----          ------         ------        ------         ------

Balance Sheet Data:
Working capital                       $88,032       $63,418        $69,041       $44,116        $42,057
Total assets                          394,795       323,756        312,302       287,935        260,374
Long-term debt                        220,464       194,353        192,048       172,490        164,723
Partners' Capital                      68,876        65,185         57,758        55,819         44,425

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     As previously discussed, since its organization in 1986 and subsequent admission of Limited Partners, the Partnership has conducted no business except owning and voting the Shares. As a result of its public offering of Common Stock in November 1996, the Company currently has 8,656,250 shares of Common Stock outstanding, of which approximately 67% are owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and $1,800 due the Company for expenses paid by the Company on behalf of the Partnership relating to the Plan. As a result, the discussion and analysis of financial condition and results of operations presented below relates to the operations of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30th.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the information contained in the Consolidated Financial Statements, including the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Forward-Looking Statements." Dollars are in thousands, except per share data.

Overview

     The Company's net sales in recent years have increased due to a variety of factors, including generally increasing sales volumes as a result of growing demand for the Company's products and the Company's ability to expand its markets through development of new products.

     While the Company's sales have grown in each year, the Company's gross profit has fluctuated due to a variety of factors, primarily related to changes in the price of polypropylene. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products today, accounting for approximately 50% of the Company's cost of sales. The Company believes that the selling prices of many of its products have adjusted over time to reflect changes in polypropylene prices.

     The price of polypropylene is determined by the supply and demand for the product. Historically, the creation of additional capacity has helped to relieve supply and pricing pressures although there can be no assurance that this will continue to be the case. In fiscal 1997 supply increased faster than demand, a trend that the Company expects to continue into fiscal 1998. According to a September 1997 report by Chemical Data Inc., a monthly petrochemical and plastics analysis publication, annual polypropylene capacity in North America as of December 31, 1996 was 12.6 billion pounds per year, up from 11.4 billion pounds at December 31, 1995. Total average annual capacity is expected to rise to 14.1 billion pounds per year for calendar 1997, and to 18.2 billion pounds per year by the year 2000, a 10% compounded growth rate. Demand is projected to increase from 4% to 9% from current levels through the year 2000.

     The following table sets forth the Partnership's percentage relationships to net sales of certain statements of operations items:

                                                                         Year Ended September 30,
                                                                1997               1996              1995

             Net sales.................................        100.0%             100.0%            100.0%
             Cost of sales.............................         67.5               69.5              71.7
                                                                ----               ----              ----
                Gross profit...........................         32.5               30.5              28.3
             Selling expenses..........................          9.2                9.2               9.0
             General and administrative
                     expenses..........................          8.0                7.8               7.8
             Amortization of intangibles...............          0.7                0.9               0.9
                                                                 ---                ---               ---
               Operating income........................         14.6               12.6              10.6
             Interest expense..........................          5.8                7.6               8.3
             Amortization of deferred
                      financing costs..................          0.2                0.2               0.3
                                                                 ---                ---               ---
               Income before provision for income
                   taxes, minority interest in subsidiary
                       net income and extraordinary item                            8.6               4.8   2.0
             Provision for income taxes................          3.6                2.3               1.3
                                                                 ---                ---               ---
               Income before minority interest in
                       subsidiary net income and
                       extraordinary Item..............          5.0%               2.5%              0.7%
                                                                 ====               ====              ====


Results of Operations


Fiscal 1997 Compared to Fiscal 1996

     Net sales for fiscal 1997 were $345,572 compared to $299,532 for fiscal 1996, an increase of $46,040, or 15.4%. Carpet backing sales for fiscal 1997 were $166,219 compared to $146,491 for fiscal 1996, an increase of $19,728, or 13.5%. This increase was primarily due to higher unit volume in both primary and secondary carpet backing. Construction and civil engineering product sales for fiscal 1997 were $114,611 compared to $97,043 for fiscal 1996, an increase of $17,568, or 18.1%. This increase was primarily due to an 10.5% increase in Fibermesh(R) sales and a 22.3% increase in geosynthetic sales. Technical textiles sales for fiscal 1997 were $64,742 compared to $55,998 for fiscal 1996, an increase of $8,744, or 15.6%, of which the Spartanburg Acquisition added approximately $8,600.

     Gross profit for fiscal 1997 was $112,385, compared to $91,211 for fiscal 1996, an increase of $21,174, or 23.2%. As a percentage of sales, gross profit increased to 32.5% from 30.5%. This increase was due to increased sales volume, slightly higher average selling prices and growth of higher margin business, coupled with slightly lower average polypropylene costs as compared to the prior year.

      The Company's improvement in gross profit performance also reflects its diversification strategy for its products as well as its primary raw material. The Company expects that construction and civil engineering and technical textiles will continue to be of increasing importance to the Company's overall sales. Reflecting the success of this strategy, sales of carpet backing, the Company's core product line, have decreased from 50.5% of total net sales in fiscal 1993 to approximately 47% of pro forma fiscal 1997 total net sales, adjusted to reflect for the Spartan Acquisition. In addition, the Company plans to expand its polyester-based product offerings, particularly in high strength geotextiles and furniture and bedding construction products.

     Selling expenses for fiscal 1997 were $31,801 compared to $27,488 for fiscal 1996, an increase of $4,313, or 15.7%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. As a percentage of sales, selling expenses remained at 9.2%.

     General and administrative expenses the Company for fiscal 1997 were $26,562 compared to $22,657 for fiscal 1996, an increase of $3,905, or 17.2%. As a percentage of sales, general and administrative expenses increased from 7.6% to 7.7%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, to support anticipated Company growth, coupled with an increase in research and market development costs from $2,942 in fiscal 1996 to $4,208 in fiscal 1997. Any costs associated with modifying the Company's computer systems to be year 2000 compliant have been expensed as incurred. Costs incurred to date relating to year 2000 issues have not been material and have not had a material impact on the financial statements. Future costs associated with year 2000 issues are not expected to be material. Included in general and administrative expenses for the Partnership is approximately $1,139, which is due the Company, for expenses incurred on behalf of the Partnership relating to the Plan.

     Operating income for fiscal 1997 was $51,430 as compared to $38,474 for fiscal 1996, an increase of $12,956, or 33.7%. As a percentage of sales, operating income increased to 14.9% in fiscal 1997 from 12.8% in fiscal 1996. This increase was primarily due to improved gross profits, partially offset by slightly higher selling, general and administrative costs. Operating income for the Partnership for fiscal 1997 was $50,291, which includes the additional general and administrative expenses related to the Plan.

     Interest expense for fiscal 1997 was $20,084 compared to $22,773 for fiscal 1996, a decrease of $2,689, or 11.8%, due to lower average interest rates on the outstanding debt.

     The effective income tax rate before the effect of the extraordinary item was 41% and 46% in fiscal 1997 and 1996, respectively. The higher rate for 1996 was due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on lower income in fiscal 1996.

     Income before extraordinary item for the Company in fiscal 1997 was $18,150 compared to $8,102 for fiscal 1996, an increase of $10,048. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1997 was $69,011 compared to $54,074 for fiscal 1996, an increase of $14,937, or 27.6%. The increase in the Company's income before extraordinary item, as well as its EBITDA, was primarily due to the factors discussed above. Income before extraordinary item for the Partnership was $15,147, which includes the minority's interest in subsidiary net income and the additional general and administrative expenses related to the Plan.


Fiscal 1996 Compared to Fiscal 1995

     Net sales for fiscal 1996 were $299,532 compared to $271,427 for fiscal 1995, an increase of $28,105, or 10.4%. This increase was primarily due to increased sales of carpet backing and construction and civil engineering products. Carpet backing sales for fiscal 1996 were $146,491 compared to $133,025 for fiscal 1995, an increase of $13,466, or 10.1%. This increase was the result of higher unit volume in primary and secondary carpet backing, partially offset by lower average selling prices. Construction and civil engineering product sales for fiscal 1996 were $97,043 compared to $82,933 for fiscal 1995, an increase of $14,110, or 17.0%. This increase was due to an increase in sales of geotextile and erosion control fabrics of $13,018, or 30.7%, resulting primarily from nonwoven sales in the landfill and roadway and building site markets. Technical textiles sales for fiscal 1996 were $55,998 compared to $55,469 for fiscal 1995, a increase of $529, or 1.0%.

     Gross profit for fiscal 1996 was $91,211 compared to $76,721 in fiscal 1995, an increase of $14,490, or 18.9%. As a percentage of sales, gross profit increased to 30.5% from 28.3%. This was primarily due to higher sales volume and lower average polypropylene prices as compared to the prior year, partially offset by lower average selling prices.

     Selling expenses for fiscal 1996 were $27,488 compared to $24,273 for fiscal 1995, an increase of $3,215, or 13.2%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses were related to the Company's expectation of higher sales in 1997 resulting from the completion of the 1996 capacity expansion program. As a percentage of sales, selling expenses increased from 9.0% to 9.2%.

     General and administrative expenses for fiscal 1996 for the Company were $22,657 compared to $21,195 for fiscal 1995, an increase of $1,462, or 6.9%. As a percentage of sales, general and administrative expenses decreased from 7.8% to 7.6%. In fiscal 1995, general and administrative expenses included a pre-tax charge of $2,852 related to an increase in the allowance for doubtful accounts taken to establish a reserve for a carpet backing customer who experienced severe financial difficulties. Without this charge, fiscal 1995 general and administrative expenses as a percentage of sales would have been 6.8%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's information technology department to support company growth. Included in general and administrative expenses for the Partnership was $661 related to a withdrawn Common Stock offering, such amount being due the Company.

     Operating income for the Company for fiscal 1996 was $38,474 as compared to $28,687 for fiscal 1995, an increase of $9,787, or 34.1%. As a percentage of sales, operating income increased to 12.8% in fiscal 1996 from 10.6% in fiscal 1995. This was primarily due to factors discussed above. Operating income for the Partnership for fiscal 1996 was $37,813, which includes the additional general and administrative expenses discussed above.

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

     Net income for fiscal 1996 was $8,102 compared to net income of $1,936 for fiscal 1995, an increase of $6,166, or 318.5%. EBITDA for fiscal 1996 was $54,074 compared to $42,887 for fiscal 1995, an increase of $11,187, or 26.1%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material cost offset by slightly lower average selling prices, higher manufacturing costs associated with plant shutdowns as a result of the winter ice storms in 1996 and increased selling and general and administrative costs. Net income for fiscal 1996 for the Partnership was $7,441, which includes the additional general and administrative expenses discussed above.


Liquidity and Capital Resources

     To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Net cash provided by (used in) operating activities was $25,129, $31,421, and ($35) for the years ended September 30, 1997, 1996 and 1995, respectively.

     Net cash provided by operating activities for the Company in fiscal 1997 consisted primarily of net income of $6,200, a pretax extraordinary loss of $19,431, and noncash charges of $21,026, as well as an increase in accounts payable of $6,803, which financed increases in accounts receivable and inventory of $9,687 and $13,634, respectively. These working capital requirements increased primarily due to higher sales volume in the fourth quarter of fiscal 1997 as compared to the comparable period in the prior year, as well as increased units in finished goods and raw materials, to support continued anticipated sales growth.

     Net cash provided by (used in) operating activities for the Company in fiscal 1996 and 1995 resulted primarily from net income of $8,102, and $1,936, respectively, after deducting non-cash charges of $20,723, and $17,945 and net working capital charges of approximately $2,596, and ($19,916), for each respective period. The increase in cash provided by operating activities for fiscal 1996 as compared to fiscal 1995 was principally due to fluctuations in net income and the Company's working capital requirements. The changes included reduced inventory and accounts payable balances in 1996 resulting primarily from lower inventory quantities and lower polypropylene costs.

     On February 11, 1997, the Company issued $170,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes due February 15, 2007 (the "Notes"), which represent unsecured obligations of the Company. The Notes are redeemable at the option of the Company at any time on or after February 15, 2002, at an initial redemption price of 104.625% of their principal amount together with accrued interest, with declining redemption prices thereafter. Interest on the Notes are payable semi-annually on February 15 and August 15 in the amount of $7,863.

     On November 1, 1996, the Company received net proceeds of approximately $34,000 (after payment of underwriting discounts and commissions and expenses) from the sale of 2,875,000 shares of Common Stock in an underwritten public offering (the "Offering"). These proceeds, together with the proceeds received from the issuance of the Notes, were utilized primarily to retire approximately $133,000 of the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), pay the related call premium and prepayment costs and fees associated with the refinancing of $15,920, pay debt issuance costs of $5,525 and to repay approximately $21,900 of certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and BankBoston, as agent (the "Credit Facility"). In connection therewith, the Company recorded an extraordinary loss of $11,950 during the second quarter of fiscal 1997.

     On December 1, 1997, the Company redeemed the remaining $7,403 aggregate principal amount of the Debentures at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.

     The net proceeds from financing and operating activities were also utilized to fund capital expenditures of approximately $54,000 and to acquire certain assets of the Spartan Technologies division of Spartan Mills for approximately $9,400. Capital expenditures planned for fiscal 1998 are approximately $41,000 primarily to expand the capacity of the Company's manufacturing facilities, subject to prevailing market conditions. Capital expenditures in fiscal 1996 and 1995 were approximately $34,200 and $13,300, respectively.

     The Credit Facility provides for potential borrowing capacity of up to $85,000 and is comprised of maximum term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of up to $40,000. The term loan balance at September 30, 1997 was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The lenders under the Credit Facility are BankBoston, Sanwa Business Credit Corporation, and South Trust Bank of Georgia, N.A. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves which include the remaining balance due under the Debentures of approximately $7,400. At September 30, 1997, the maximum amount available for borrowing under the Revolver was $17,838. The Credit Facility expires on October 1, 2001.

     The Credit Facility permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate (8.50% at September 30, 1997) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.0% or 1.75% for term loan or revolver advances, respectively (7.44% to 7.63% at September 30, 1997).

     In fiscal 1996, the Credit Facility permitted borrowings which bore interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate plus .75% (9.00% at September 30, 1996) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.5% or 2.75% for term loan or revolver advances, respectively (8.09% to 9.25% at September 30, 1996).

     The Credit Facility provides for borrowings under letters of credit of up to $3,000, which borrowings reduce amounts available under the Revolver. At September 30, 1997, no letters of credit were outstanding under the facility and $1,892 was outstanding at September 30, 1996.

     At September 30, 1997, the Company's total outstanding indebtedness amounted to $221,182. Such indebtedness consists of borrowings under the Credit Facility of $38,420, $170,000 aggregate principal amount of the Notes, $7,403 aggregate principal amount of the Debentures, an outstanding capital lease obligation of $4,083 dated as of May 28, 1996, and a mortgage obligation of $1,276. Cash interest paid during fiscal 1997, 1996 and 1995 was $23,642, $23,176, and $22,334, respectively.

     On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five-year credit facility (the "New Credit Facility"). The New Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a newly formed subsidiary, Synthetic Industries Funding Corporation, (the "Securitization"), and a $60 million senior secured revolver facility (the "New Revolver"). Securitization and New Revolver borrowings are collateralized by the Company's accounts receivables and substantially all of the assets of the Company, excluding real property, respectively.

     Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The New Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At September 30, 1997, the interest rates under the Securitization and the Eurodollar borrowings would have been 6.23% and 7.09%, respectively.

     The New Credit Facility contains covenants related to the maintenance of certain operating rations and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the New Credit Facility and the Notes. At September 30, 1997, the availability under the New Credit Facility would have been approximately $45,000.

     Based on current levels of operations and anticipated growth, the Company's management expects net cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the Credit Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.


Inflation and Seasonality

     The Company does not believe that its operations have been materially affected by inflation during the three most recent fiscal years. While the Company does not expect that inflation will have a material impact upon operating results, there is no assurance that its business will not be affected by inflation in the future.

     The Company's sales and income have historically been higher in the third and fourth quarters of its fiscal year. While sales and income in the carpet backing and technical textile product lines are not greatly affected by seasonal trends, sales of construction and civil engineering products are lower in the first and second quarters of any given fiscal year due to the impact of adverse weather conditions on the construction and civil engineering markets. Consequently, as sales from construction and civil engineering products continue to increase as a percentage of the Company's total sales, the seasonality of these products' sales will affect total sales and income of the Company to a greater degree.

Quarterly Financial Information

Presented below is a summary of the Partnership's unaudited consolidated quarterly financial information for the years ended September 30, 1997 and 1996:
(Amounts in thousands of dollars except limited partnership units outstanding)

                                                                        Three Months Ended
Fiscal 1997                                      December 31        March 31          June 30        September 30
-----------                                      -----------        --------          -------        ------------
Net sales                                               $70,857          $75,358          $99,112           $100,245
Operating income                                          7,332            9,391           17,711             15,857
Income before extraordinary item                            589            5,650            5,015              3,893
Net income (loss)                                           589      (a) (6,300)            5,015              3,893
Income (loss) per limited partnership unit                 0.73       (a) (7.80)             6.21               4.82
Weighted average units outstanding                          800              800              800                800


Fiscal 1996
Net sales                                               $64,608          $64,609          $82,843            $87,472
Operating income                                          3,356            5,735           14,521             14,201
Net income (loss)                                       (1,897)            (410)            5,093              4,655
Income (loss) per limited partnership unit               (2.35)           (0.51)             6.30               5.76
Weighted average units outstanding                          800              800              800                800


(a)  Includes an extraordinary loss of $11,950, or $1.37  per  share,  from  the
     early   extinguishment  of debt. See Note 9.



Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Under the new standard, which must be adopted for periods ending after December 15, 1997, the Company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The diluted earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS 128 will not have a material impact on earnings per share for the three years ended September 30, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS 131.

Forward Looking Statements

     The discussion of the Company's business and operations in this report includes in several instances forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based upon management's good faith assumptions relating to the financial, market, operating, and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainties, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is contained in the Company's consolidated financial statements indicated in the Index in Part IV, Item 14 of this Annual Report on Form 10-K and is incorporated herein by reference.


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

     The general partners of Synthetic G.P. are the following Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc., and Wright Investments, Inc. Each of Leonard Chill, Jon P. Beckman, W. Wayne Freed, Ralph A. Kenner and W. Gardner Wright, Jr. is the sole director and the controlling stockholder of one of Synthetic G.P.'s general partners, and an executive officer of the Company. Mr. Chill also serves as director of the Company.

The following table sets forth certain information concerning each of the executive officers and directors of the Company:

                 Name                        Age                         Position and Offices Held

Leonard Chill                                65        President, Chief Executive Officer and Director

Joseph F. Dana                               50        Chief Operating Officer, General Counsel and Director

Joseph Sinicropi                             43        Chief Financial Officer and Secretary

W. Wayne Freed                               62        Vice President - Market Development

Ralph Kenner                                 53        Vice President - Manufacturing

C. Ted Koerner                               48        Vice President - General Manager Construction/Civil
                                                       Engineering Products Group

John Michael Long                            54        Vice President - General Manager Technical Textiles
                                                       Group

William Gardner Wright, Jr.                  68        Vice President - General Manager Carpet Backing

Robert J. Breyley                            68        Vice President - Fibermesh(R)Division

Bobby Callahan                               55        Controller

W. O. Falkenberry, Jr.                       55        Vice President - Human Resources

Richard E. Hingson                           42        Vice President - Technical Services

Lee J. Seidler (1)                           62        Director

William J. Shortt (1)                        72        Director

Robert L. Voigt (1)                          79        Director

(1)      Member of Compensation Committee and Audit Committee.

         Directors of the Company are elected each year at the annual meeting of stockholders. The Company's officers serve at the discretion of the Board.

         Leonard Chill, age 65, joined the Company in December 1973 as President and was appointed Chief Executive Officer in 1986. He has been a director since 1986. From 1967 until joining the Company, he held a number of positions with Thiokol Corporation in its Fibers Division, including that of General Manager. Mr. Chill is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P., the entity which is the sole general partner of the general partner of the Partnership. In addition, Mr. Chill is a director of Synthetic Textiles Ltd.

         Joseph F. Dana, age 50, was appointed Chief Operating Officer and General Counsel on May 21, 1997. Prior to joining the Company, Mr. Dana had been engaged in the private practice of law for over twenty years and had been a member of the law firm Watson & Dana, LaFayette, Georgia, since its formation in 1978, serving as general counsel to the Company since 1987. He has been a Director since 1993.

         Joseph Sinicropi, age 43, joined the Company in 1995 as Chief Accounting Officer. He was named Chief Financial Officer and Secretary in February 1996. Prior to joining the Company, he was an audit senior manager in the international accounting firm of Deloitte & Touche LLP from 1985 to 1995.

     W. Wayne Freed, age 62, joined the Company in 1981 and became Vice President -- Market Development in 1987. Prior thereto, he had 28 years experience in the textile industry. Mr. Freed is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

         Ralph Kenner, age 53, has been Vice President -- Manufacturing since 1984. He joined the Company in 1974 as Director, Industrial Relations and served in that capacity until 1976. In 1976, he was appointed Plant Manager and served in that capacity until 1984. Mr. Kenner is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

         C. Ted Koerner, age 48, joined the Company in 1990 and became Vice President -- Construction Products Division in 1993. He was named Vice President -- General Manager of the Construction/Civil Engineering Products Group in 1995. Prior thereto, Mr. Koerner was an engineer with the Ohio Department of Transportation; a sales engineer, product supervisor and regional engineer with Armco Steel Corporation; and a sales manager with National Seal Corporation.

         John Michael Long, age 54, was Vice President -- Nonwoven Fabrics from 1991 to 1996 at which time he was named Vice President -- General Manager of the Technical Textiles Group. Prior thereto, he held a variety of managerial positions with Spartan Mills, a manufacturer of nonwoven geotextile fabrics. During his last five years at Spartan, he was Vice President and General Manager.

         William Gardner Wright, Jr., age 68, was Vice President -- Marketing and Sales from 1983 to 1996 at which time he was named Vice President-General Manager of the Carpet Backing Division. From 1977 until 1983, he was President of Synca Marketing Corp., a textile sales agency which served as a sales agent for the Company's primary carpet backing, as well as the products of other manufacturers. Mr. Wright is a director of the Sun Trust Bank of Northwest Georgia. Mr. Wright is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

         Robert J. Breyley, age 68, joined the Company in 1984 and became Vice President -- Fibermesh(R) Division in December 1984. Prior thereto, he held a variety of managerial positions with Master Builders, Inc., a leading concrete admixtures supplier. During his last six years with Master Builders, he was Senior Vice President of Sales and Marketing. Mr. Breyley retired on October 3, 1997.

         Bobby Callahan, age 55, joined the Company in 1977 and has been Controller since 1980. Prior thereto, he held a variety of financial management positions in the carpet industry.

         W.O. Falkenberry, Jr., age 55, joined the Company in 1993 as Vice President -- Human Resources. Prior thereto, he was Director of Human Resources with the Champion Products Division of the Sara Lee Corporation from 1989 to 1993.

         Richard E. Hingson, age 42, joined the Company in 1984 as Quality Control Manager and became Technical Director in 1989. He was promoted to Vice President - Technical Services in 1997. Prior thereto, he held a variety of managerial positions with Amoco Fabrics Company, a producer of polypropylene and polyethylene yarns and fabrics.

     Lee J. Seidler, age 62, was professor of accounting and Price Waterhouse professor of auditing at New York University. Dr. Seidler was Senior Managing Director at Bear, Stearns & Co. Inc. from 1981 to 1989. He is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus. Dr. Seidler is a director of the Shubert Foundation, The Shubert Organization, and Players International, Inc. and has been a director of SafeCard Services, Inc. and Eastbank, N.A. He has been a Director since 1993.

         William J. Shortt, age 72, retired from Johnson & Johnson in 1989. From 1977 to 1989, he was Director of Government and Trade Relations, Southeast at Johnson & Johnson. Mr. Shortt has also been a director of Standard Telephone Company, Standard Group Inc., and First National Bank of Habersham. He has been a Director since 1993.

     Robert L. Voigt, age 79, served as a consultant to Dixie Yarns Inc. from 1985 until his retirement at the end of 1991. Mr. Voigt also served as a director of Dixie Yarns, Inc. from 1981 to 1987. He has been a Director since 1993.


ITEM 11.  Renumeration of Directors and Officers

Director Compensation

         Outside directors receive $15,000 per annum for services as a director and $800 per meeting attended. Directors who are members of management do not receive any meeting attendance fees or additional compensation for service as a director or service on committees of the Board. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board and its committees on which they serve.

         Under the Company's 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), Messrs. Dana, Seidler, Shortt and Voigt were granted non-qualified stock options (the "Directors' Options") to purchase 28,906, 57,813, 19,271 and 19,271 shares of Common Stock, respectively. The Directors' Plan does not provide for any further grants of options thereunder.

         The purchase price of the shares of Common Stock subject to the Directors' Options was determined by reference to the fair market value of the Common Stock, as determined by the Compensation Committee, at the time Messrs. Dana, Seidler, Shortt and Voigt became members of the Board. As of October 1, 1996, 100% of the number of shares of Common Stock subject to each Director Option are vested and are exercisable. As a Company employee, Mr. Chill is not eligible to participate in the Directors' Plan. In the event that the outstanding shares of Common Stock are changed by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination or exchange of shares and the like, or dividends payable in Common Stock, an appropriate adjustment shall be made by the Committee in the aggregate number of shares of Common Stock available under the Directors' Plan and in the number of shares and price per share subject to outstanding Directors' Options. The term of each Directors' Option is ten years from the date of grant.

Committees and Meetings of the Board

         The Board has established a Compensation Committee, composed of Messrs. Seidler, Shortt and Voigt, which establishes salary, incentives and other forms of compensation and administers the Company's 1994 Stock Option Plan and 1996 Stock Option Plan and other incentive compensation and benefit plans applicable to the Company's officers. The Board has also established an Audit Committee, composed of Messrs. Seidler, Shortt and Voigt, which recommends to the Board the selection of independent auditors, and reviews the scope and results of the audit and other services provided by the independent auditors.

     During the year ended September 30, 1997, the Board held a total of 9 meetings, the Audit Committee held 2 meetings and the Compensation Committee held 2 meetings.

Compensation Committee Interlocks and Insider Participation

     During fiscal 1997 and 1996, the Company paid legal fees totaling approximately $241,000 and $232,000, respectively, to the law firm of Watson & Dana. Until May 21, 1997, Mr. Dana, a director of the Company, was a member of Watson & Dana and a member of the Compensation Committee. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company. Mr. Dana continues to be a director of the Company, but is no longer a member of the Compensation Committee.

Executive Compensation

         The following table sets forth information regarding aggregate cash compensation, stock option awards and other compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers for services rendered in all capacities to the Company and its subsidiaries in the fiscal years 1995 to 1997.

                          Summary Compensation Table

         The following table sets forth information regarding the compensation paid during each of the Company's last three completed fiscal years to the Chief Executive Officer of the Company and each of the other four most highly compensated executive officers of the Company as of September 30, 1997.


                                                                                            All Other
                                                                                               Compen-
                                                                                             sation($)
                                 Fiscal               Annual Compensation               Long-Term Comp-
                                 Year                                                    Ensation Awards
           Name and              Ended                                  Other Annual       Securities      All Other
      Principal Position         Sep. 30,    Salary($)   Bonus($)     Compensation($)      Unerlying     Compensation
                                                                                           Options(#)
Leonard Chill                       1997        $270,13      $144,70       $2,168        --             $  10,1741
Chief Executive Officer and         1996        254,871      118,119           --        --                  9,9241
President                           1995        254,871       89,939        4,668        --                10,0441

Ralph Kenner                        1997        $154,71     $ 69,768       $5,771        --             $   4,7502
Vice President-- Manufacturing      1996        145,973       55,063           --        --                  4,1702
                                    1995        145,973       41,926        2,344        --                  4,4822

William Gardner Wright, Jr.
Vice President-- General Manager--  1997        $249,83     $ 91,800       $  427        --             $   4,7502
Carpet Backing Division             1996        235,664       81,920           --        --                  4,1702
                                    1995        235,664       70,238          304        --                  4,0052

Robert J. Breyley                   1997        $141,70     $ 47,656       $   --        --             $   4,7502
Vice President-- Fibermesh(R)       1996        141,720       48,144           --        --                  4,1702
Division                            1995        141,720       49,500           --        --                  3,3292

W. Wayne Freed                      1997        $161,54     $ 46,980       $6,842        --             $   4,7502
Vice President--Market              1996     152,400142,000   37,123           --        --                  4,1702
Development                         1995                      28,267        1,808        --                  4,0902


---------------------

(1) These amounts consist of $5,424 of insurance premiums paid by the Company under a term life insurance policy in each of 1997, 1996 and 1995, and $4,750, $4,500 and $4,620 contributed by the Company under its 401(k) plan in 1997, 1996 and 1995, respectively.

(2) These amounts represent the annual contribution made by the Company under its 401(k) Plan in the respective year.

Option Exercises and Holdings

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during fiscal 1997 and unexercised options held as of the end of fiscal 1997, which include grants made under the Company's 1994 and 1996 Stock Option Plans.

                                  Aggregated Option Exercises in Last Fiscal Year
                                         and Fiscal Year-end Option Values


                                  Shares                      Number of Securities           Value of Unexercised
                                Acquired on      Value       Underlying Unexercised          In-the-Money Options
            Name               Exercise (#)   Realized ($)    Options at FY-End (1)             at FY-End (2)
                                                                          Unexercisable   Exercisable    Unexercisable
                                                            Exercisable

Leonard Chill                      --             --              63,922          81,360    $1,168,494       $1,487,261
Ralph Kenner                       --             --              21,821          32,050       398,888          585,874
William Gardner Wright, Jr         --             --              21,821          32,050       398,888          585,874
Robert J. Breyley                  --             --               4,843           4,843        88,530           88,530
W. Wayne Freed                     --             --              21,821          32,050       398,888          585,874

--------------------

(1) Any shares of Common Stock received upon the exercise of options are subject to "lock-up" agreements with the underwriters of the Common Stock Offering.

(2) Based on the September 30, 1997 price ($29.00 per share) less the exercise price ($10.72 per share) payable for such shares.


Description of Certain Employment Agreements

         Each of Messrs. Chill, Freed, Kenner and Wright (the "Executives") are employed by the Company pursuant to individual employment agreements effective as of September 6, 1996 (the "Effective Date"). The term of employment under these agreements is three years from the Effective Date; provided that on each anniversary of the month following the first Effective Date, and each successive month, the term is automatically extended for one successive month, providing a minimum remaining term of two years, unless either party terminates the agreement by written notice. The current annual salaries for Messrs. Chill, Freed, Kenner and Wright pursuant to these agreements are $270,163, $161,544, $154,731 and $249,803, respectively, and are subject to annual review by the Board.

         The Company has the right to terminate the Executive's employment for "cause" or "without cause", in each case as defined in the applicable employment agreement. In the event that an Executive is terminated by the Company "without cause," other than following a "Change in Control" (as defined below), the Executive is entitled to receive his base salary at the rate in effect on the date of termination of employment for a period of two years from the date of termination, any unpaid, accrued amounts under the annual incentive plan, a pro rata payment under the annual incentive plan for the termination year, a payment equal to the three year average of incentive payments received under the Company's annual incentive plan and any stock option rights due through the end of the term. Under each employment agreement, a "Change in Control" occurs when
(i) any person or group becomes the beneficial owner of capital stock of the Company representing 35% of all the voting stock, (ii) the members of the Board on the Effective Date cease to constitute a majority of the Board, or (iii) the Company combines with another entity and a person holds more than 35% of the voting stock of the Company or the Company's directors, as of the date immediately before such combination, constitute less than a majority of the board of directors of the combined entity.

         If the Executive is terminated by the Company "without cause" prior to the occurrence of a Change in Control and it can be shown such termination occurred in connection with, prior to or in anticipation of the Change in Control, or if the termination resulted from a Change in Control, the Executive is entitled to (i) a lump sum payment equal to two times the Executive's annual base salary and annual incentive plan for the year in which the Change in Control occurs or the prior year, whichever is greater, (ii) unpaid, accrued amounts under the annual incentive plan and a payment that equals the average of the incentive payment received by the Executive under the annual incentive plan for the immediately preceding three years and (iii) certain other supplemental insurance coverages, for a maximum of 18 months (the "Change in Control Provision"). In the event of a Change in Control, whether or not the Executive's employment continues with the Company, all options granted to such Executive under any of the Management Plans (as defined below) shall vest immediately on the date of the Change in Control.

         In the event that an Executive's employment is terminated for disability or death, the Executive (or his estate) is to be paid (a) his base salary at the rate in effect on the date of termination until the earlier of six months from the date of termination or the date of commencement of long term disability payments, if applicable, and (b) any unpaid, accrued amounts under the annual incentive plan, and will receive any stock option rights to which such Executive would otherwise be entitled. In the case of termination by reason of death, the executive is also entitled to a payment under the annual incentive plan equal to the pro rata amount due for the termination year.


                     REPORT OF THE COMPENSATION COMMITTEE OF
                THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

Compensation Program

         The Company's compensation program for all executives, including the executive officers named in the Summary Compensation Table, is administered by the Compensation Committee (the "Committee") of the Company's Board of Directors. The Committee currently consists of three members, all of whom are non-employee directors. Set forth below is a report submitted by the Committee addressing the Company's executive compensation program for fiscal 1997.

         The Committee believes that executive compensation should reward long-term value created for stockholders and reflect the business strategies and long-range plans of the Company. The guiding principles with respect to compensation are (i) to provide a competitive package that enables the Company to attract, motivate and retain the key executives needed to accomplish its corporate goals; (ii) to integrate compensation programs with the Company's annual and long-term business objectives and strategy; and (iii) to provide variable compensation opportunities that are directly linked with the performance of the Company and that align executive remuneration with the interests of the stockholders. In connection with this philosophy, the compensation package of the executive employees of the Company consists of three components: a base salary, an annual incentive bonus and long-term incentives in the form of stock options. The Committee is responsible for reviewing the Company's compensation program to ensure that pay levels and incentive opportunities are competitive and reflect the performance of the Company. Each component of the executive compensation program is described below.

Base Salary

         The factors considered in determining the appropriate salary are level of responsibility, prior experience and accomplishments, and the relative importance of the job in terms of achieving corporate objectives. Each executive's salary is reviewed annually. Adjustments may be recommended based upon individual performance, inflationary and competitive factors and overall corporate results.

         In setting base salaries for fiscal 1997, the Committee attempted to establish base salary levels consistent with the median base salary for executives in similar positions within a peer group of approximately 24 companies of similar size and market orientation. The Chief Executive Officer, after consultation with the senior human resources executive of the Company and the Chief Financial Officer, reviewed with the Committee a proposed 1997 salary plan for the Company's executive officers, following which the Committee approved the proposed 1997 plan at the October 29, 1996 meeting.

Annual Incentive Compensation

         Cash bonuses are paid annually based upon individual performance and relevant corporate performance measures, including operating income and customer satisfaction. These performance measures vary depending upon the executive and the related line of business. Bonuses are paid only if the Company has met certain targets established by the Board at the beginning of the year. Target awards are established for each position as a percentage of base salary, based on competitive salary data, and performance is assessed at the end of the year. Whether or not an executive officer earns a bonus in any year is based upon actual corporate performance relative to the targets established at the beginning of the year and on individual performance. Partial bonuses may be awarded if minimum corporate performance measures are achieved. For executive officers, the percentage of base salary payable as bonus ranges from 15% to 45%.

         The Committee administers the Company's incentive program, recommends to the Board the aggregate amount of incentive compensation and approves individual officer awards. The Board approves the aggregate amount of the incentive compensation awards to all participants.

Stock Options

         The Company has, on certain occasions, awarded stock options to executive officers to provide competitive compensation packages and because the Company believes it is important that all of its key executive officers have a strong economic interest in maximizing stock price appreciation, thereby aligning their interests with the Company's stockholders. Option exercise prices are set at 100% of fair market value on the date of the grant and options expire after 10 years. The stock options granted by the Committee vest at a rate of 25% per year beginning one year after the grant date in order to encourage management continuity and better tie compensation to long-term stock value. In fiscal 1997, the Company granted options to certain newly hired or promoted executive officers and certain other officers who previously had only nominal stock holdings in the Company. The Company did not grant any of the executive officers named in the Summary Compensation Table any options in fiscal 1997.

Compensation of Chief Executive Officer

         In connection with the Company's initial public offering on November 1, 1996, the Company entered into an employment agreement with Mr. Chill effective as of September 6, 1996. Accordingly, Mr. Chill's fiscal 1997 compensation was largely determined by the terms of that employment agreement. The terms of Mr. Chill's employment agreement provide for a base salary of $270,163 per annum and a bonus determined by the Committee with reference to the performance of Mr. Chill and the performance and results of operations of the Company. The Committee considered certain performance goals and achievements in determining the bonus for Mr. Chill for fiscal 1997. The Committee's determination of Mr. Chill's bonus for fiscal 1997 was based on the factors cited above and such bonus and his salary reflect the overall responsibilities inherent in his position as President and Chief Executive Officer.

Other Compensation Policies

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the tax deduction that the Company may take with respect to the compensation of certain executive officers, unless the compensation is "performance based" as defined in the Code. The Company has not adopted a policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) since no executive officer currently receives, or has received, taxable compensation in excess of $1 million per year.

                          STOCK PRICE PERFORMANCE GRAPH

     Set forth is a line graph comparing the yearly percentage change in the cumulative total stockholder return (change in year-end stock price plus reinvested dividends) on the Company's Common Stock against the cumulative total return of the Standard & Poor's 500 Stock Index and the peer group index from November 1, 1996 to September 30, 1997.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As at December 8, 1997, no person or group is known to the Partnership to be the beneficial owner of more than five percent (5%) of the Units. The general partners of Synthetic G.P. and their respective stockholders do not own any Units.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     SI Management L.P. is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and therefore, the Company. The Partnership owns 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock, and therefore, holds the voting power to determine the outcome of all matters upon which stockholders vote.

     The general partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s general partners. For further information concerning Messrs. Chill, Freed, Kenner and Wright, see "Executive Officers and Directors of the Company."

         The Company and the Partnership have entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the Offering, the Company incurred approximately $650,000 of such incidental registration expenses in the behalf of the Partnership. The above description is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which has been filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-9377), filed with the Securities and Exchange Commission on September 13, 1996.

     In connection with the Offering on November 1, 1996, the Partnership entered into a "lock-up" agreement with Bear Stearns & Co., Inc. ("Bear
Stearns") with respect to the sale of its 5,781,250 shares of Common Stock. Under this "lock-up" agreement, the Partnership agreed, with certain exceptions, not to sell or otherwise dispose of any shares of Common Stock without the consent of Bear Stearns for a period of 270 days after November 1, 1996, and thereafter until December 31, 1997, unless pursuant to an underwritten public offering. After December 31, 1997, the Partnership is entitled to sell, distribute or otherwise dispose of its shares of Common Stock. The Company does not, however, anticipate that the Partnership will sell or distribute any of its shares of Common Stock unless and until the Agreement and Plan of Withdrawal and Dissolution (the "Plan") of the Partnership has been implemented or terminated, as the case may be.

    On September 19, 1997, the Company and the Partnership entered into the Plan. Pursuant to the Plan, the Partnership is to be dissolved in two separate phases. The first phase is to be an underwritten public offering of the number of shares of Common Stock that limited partners have elected to sell, and the second phase is to be one to three liquidating distributions of the unsold portions of the Partnership's shares of Common Stock, beginning 180 days after the completion of the public offering. On November 7, 1997, the limited partners approved the adoption of the Plan. However, the implementation of the Plan has been enjoined by courts in Delaware and California in connection with two lawsuits filed by certain limited partners of the Partnership against the Partnership and its General Partner among others. See "Claims and Legal Proceedings." Among other equitable and legal remedies, the plaintiff is seeking the removal of the General Partner and the liquidation of the Partnership. The Company is not currently involved in these proceedings and does not presently possess any contractual rights with respect to their ultimate resolution. If, in connection with these lawsuits, the General Partner is removed or resigns, or the Partnership is liquidated under a court-appointed receiver, there can be no assurance that the resulting sale and/or distribution of the Partnership's share of Common Stock will be made in the same or similar manner as that contemplated by the Plan. The General Partner has denied the allegations of the plaintiff and is vigorously contesting the lawsuits; however, in the event of an adverse ruling, the Company cannot predict the volume and price at which the Common Stock trades might be affected.

     Lee J. Seidler, a director of the Company, is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus and from time to time receives fees in connection with consulting and referral services to Bear, Stearns & Co. Inc., including the Offering and the offering of $170,000,000 aggregate principal amount of the Notes. Dr. Seidler has received from Bear, Stearns & Co. Inc., in connection with such services, approximately $200,000 in fiscal 1997.

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

         Pursuant to a licensing agreement with the Company, W. Wayne Freed, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which Mr. Freed owns all of the U.S. and foreign patents. Under this agreement, Mr. Freed received royalties of $12,646 and $12,269 in fiscal 1997 and 1996, respectively, and will continue to receive such royalties until 2012 or the earlier termination of the licensing agreement.

     During fiscal 1997 and 1996, the Company paid legal fees totaling approximately $241,000 and $232,000, respectively, to the law firm of Watson & Dana. Until May 21, 1997, Mr. Dana, a director of the Company, was a member of Watson & Dana and a member of the Compensation Committee. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company. Mr. Dana continues to be a director of the Company, but is no longer a member of the Compensation Committee.

                                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K


(a)   Index to Consolidated Financial Statements:
                                                             Page No. of
                                                          Financial Statement
      (1)   Financial Statements:

            Independent Auditors' Report                          F-1
            Consolidated Balance Sheets                           F-2
            Consolidated Statements of Operations                 F-3
            Consolidated Statements of Changes in
               Stockholders' Equity                               F-4
            Consolidated Statements of Cash Flows                 F-5
            Notes to Consolidated Financial Statements            F-6


(b) The Partnership did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

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

18 4.2 Supplemental Form of Indenture between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

18 4.3 Supplemental Indenture dated as of February 11, 1997 between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, with respect to the 12 3/4% Senior Subordinated Debentures due 2002.

16 4.4 Indenture dated as of February 11, 1997 between Synthetic Industries, Inc. and United Stated Trust Company of New York, Trustee, with respect to the 9 1/4% Senior Subordinated Notes due 2007.

16 4.5 Registration Rights Agreement, dated as of February 11, 1997, between Synthetic Industries, Inc. and Bear Stearns & Co. Inc.

12 4.6 Registration Rights Agreement, dated as of October 31, 1996, between Synthetic Industries, Inc. and Synthetic Industries, L.P.

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

9 10.2 Amendment No. 1 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

11 10.3 Amendment No. 2 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 14, 1996.

9 10.4 Amendment No. 3 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of March 16, 1996.

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

7 10.14 Supply Contract between Eastman Chemical Products, Inc. and Synthetic Industries, Inc. dated December 13, 1991.

13 10.15 Agreement dated September 6, 1996 between Leonard Chill and Synthetic Industries, Inc.

13 10.16 Agreement dated September 6, 1996 between W. Wayne Freed and Synthetic Industries, Inc.

13 10.17 Agreement dated September 6, 1996 between Ralph A. Kenner and Synthetic Industries, Inc.

13 10.18 Agreement dated September 6, 1996 between W. Gardner Wright, Jr. and Synthetic Industries, Inc.

13 10.19 Agreement dated September 6, 1996 between John M. Long and Synthetic Industries, Inc.

13 10.20 Agreement dated September 6, 1996 between Charles T. Koerner and Synthetic Industries, Inc.

13 10.21 Agreement dated September 6, 1996 between Joseph Sinicropi and Synthetic Industries, Inc.

13 10.22 Agreement dated September 6, 1996 between W.O. Falkenberry and Synthetic Industries, Inc.

13 10.23 Agreement dated September 6, 1996 between Bobby Callahan and Synthetic Industries, Inc.

8    10.24 1994 Stock Option Plan for Non-Employee Directors

8    10.25 1994 Stock Option Plan

11   10.26 1996 Stock Option Plan

11   10.27 Incentive Compensation Plan Fiscal Year 1994/1995

11   10.28 Incentive Compensation Plan Fiscal Year 1995/1996

13 10.29 Amendment No. 4 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of September 27, 1996.

14 10.30 Amendment No. 5 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 28, 1996.

15 10.31 Amendment No. 6 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of January 29, 1997.

20 10.32 Amendment No. 7 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of April 30, 1997.

20 10.33 Amendment No. 8 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 1997.

21 10.34 Amendment No. 9 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of November 21, 1997.

19 10.35 Asset Sale Agreement by and between Spartan Mills and Synthetic Industries, Inc. dated as of February 27, 1997.

19   10.36  Lease   Agreement  by  and  between   Spartan  Mills  and  Synthetic
     Industries, Inc. dated as of February 27, 1997.

17 10.37 Agreement of Plan of Withdrawal and Dissolution by and between Synthetic Industries L.P. and Synthetic Industries, Inc. dated as of September 19, 1997.

19 10.38 Agreement dated May 21, 1997 between Joseph F. Dana and Synthetic Industries, Inc.


2    21. List of Subsidiaries of Synthetic Industries, Inc.

                      22.  Consent of Deloitte & Touche LLP

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

13 Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on October 2,1996 and incorporated herein by reference.

14 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

15 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.

16 Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-23167) as filed with the Securities and Exchange Commission on March 12, 1997 and incorporated herein by reference.

17 Filed as Annex A to the joint Proxy Statement and Prospectus forming a part of Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-28817) as filed with the Securities and Exchange Commission on September 17, 1997.

18 Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-28817) as filed with the Securities and Exchange Commission on August 8, 1997.

19 Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-28817) as filed with the Securities and Exchange Commission on September 17, 1997.

20 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

21 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.

22   Filed herewith

INDEPENDENT AUDITORS' REPORT


To the Partners of Synthetic Industries L.P.
Chickamauga, Georgia


We have  audited  the  accompanying  consolidated  balance  sheets of  Synthetic
Industries L.P. and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries L.P. and subsidiary at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.




/S/ Deloitte & Touche LLP


Deloitte & Touche LLP

New York, New York
November 14, 1997

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
     (In thousands of dollars, except limited partnership units outstanding)

                                                                                          September 30,
                  ASSETS                                                               1997           1996
                                                                                     --------       ------

CURRENT ASSETS:
  Cash.......................................................................    $      340        $   103
  Accounts receivable, net (Note 4)..........................................        60,031         47,861
  Inventory (Note 5).........................................................        54,139         39,142
  Other current assets (Note 6)..............................................        15,402         14,655
                                                                                  ---------       --------

      TOTAL CURRENT ASSETS...................................................       129,912        101,761

PROPERTY, PLANT AND EQUIPMENT, net (Note 7)..................................       182,102        137,974

OTHER ASSETS (Note 8)........................................................        82,781         84,021
                                                                                  ---------       --------

                                                                                   $394,795       $323,756

          ........LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable...........................................................      $ 27,030       $ 20,227
  Accrued expenses and other current liabilities.............................        11,613         10,026
  Income taxes payable (Note 10).............................................            52          1,407
  Interest payable...........................................................         2,467          6,024
  Current maturities of long-term debt (Note 9)..............................           718            659
                                                                                 ----------    -----------

         TOTAL CURRENT LIABILITIES...........................................        41,880         38,343

LONG-TERM DEBT (Note 9)......................................................       220,464        194,353

DEFERRED INCOME TAXES (Note 10)..............................................        28,430         25,875

MINORITY INTEREST IN SUBSIDIARY..............................................        35,145              -


COMMITMENTS AND CONTINGENCIES (Note 14)

PARTNERS' CAPITAL (Note 12)
  General Partner Capital ...................................................           688            649
  Limited Partners' Capital, 800 Units issued and outstanding................        68,188         64,536
                                                                                  ---------      ---------

      TOTAL PARTNERS' CAPITAL................................................        68,876         65,185
                                                                                  ---------      ---------

                                                                                   $394,795       $323,756

                                  See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (In thousands of dollars, except limited partnership units outstanding)



                                                                                    Year ended September 30,
                                                                         1997             1996                1995
                                                                    --------------   --------------       --------
Net sales...............................................................  $ 345,572         $299,532         $271,427
                                                                          ---------         --------         --------
Costs and expenses:
  Cost of sales ........................................................    233,187          208,321          194,706
  Selling expenses......................................................     31,801           27,488           24,273
  General and administrative expenses...................................     27,701           23,318           21,195
  Amortization of excess of purchase price over net
      assets acquired and other intangibles.............................      2,592            2,592            2,566
                                                                           --------         --------         --------

                                                                            295,281          261,719          242,740
                                                                            -------         --------         --------

 Operating income.......................................................     50,291           38,813           28,687
                                                                           --------        ---------         --------

Other expenses:
  Interest expense, net.................................................     20,085           22,773           22,514
  Amortization of deferred financing costs..............................        654              699              737
                                                                           --------          -------         --------

                                                                             20,739           23,472           23,251
                                                                            -------         --------         --------
Income before provision for income taxes, minority interest in
 subsidiary net income and extraordinary item...........................     29,552           14,341            5,436

Provision for income taxes (Note 10)....................................     12,541            6,900            3,500
                                                                           --------         --------         --------

Income before minority interest in subsidiary net income and
 extraordinary item.....................................................     17,011            7,441            1,936

Minority interest in subsidiary net income..............................      1,864                -                -
                                                                           --------      -----------     ------------

Income before extraordinary item........................................     15,147            7,441            1,936

Extraordinary item - Loss from early
  extinguishment of debt (net of tax
  benefit of $7,481) (Note 9)...........................................     11,950                -                -
                                                                             ------      -----------      -----------

NET INCOME..............................................................    $ 3,197          $ 7,441          $ 1,936
                                                                            =======          =======          =======

Net income attributable to:

  General partner.......................................................    $    32           $   74           $    19
  Limited partners......................................................      3,165            7,367             1,917
                                                                          ---------         --------          --------
                                                                          $   3,197          $ 7,441          $ 1,936
                                                                          =========          =======          =======

Net income per limited partnership unit ................................ $      3.96        $   9.21         $    2.40
                                                                         ===========        ========         =========

Limited partnership units outstanding ..................................        800              800              800
                                                                                ===              ===              ===





                                  See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            (In thousands of dollars)




                                                                                                                  Total
                                                          General                        Limited                Partners'
                                                         Partner                        Partner               Capital


Balance, October 1, 1994................................     $ 556                   $ 55,263                    $ 55,819

Net income..............................................        19                      1,917                       1,936

Foreign currency translation............................       -                            3                           3
                                                          --------                 ----------                  ----------

Balance, September 30, 1995.............................       575                     57,183                      57,758

Net income..............................................        74                      7,367                       7,441

Foreign currency translation............................       -                          (14)                        (14)
                                                          --------                 -----------                 -----------

Balance, September 30, 1996.............................       649                     64,536                      65,185

Net income..............................................        32                      3,165                       3,197

Equity from the Offering................................         5                        424                         429

Foreign currency translation............................         2                         63                          65
                                                           -------                -----------                 -----------

Balance, September 30, 1997.............................   $   688                   $ 68,188                    $ 68,876
                                                           =======                   ========                    ========
















                                  See notes to consolidated financial statements

                                             SYNTHETIC INDUSTRIES L.P.
                                                  AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands of dollars)

                                                                                   Year ended September 30,
                                                                              1997              1996       1995
                                                                             ------            -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................   $  3,197         $  7,441         $  1,936
  Adjustments to reconcile net income to cash provided by operations:
    Minority interest in subsidiary net income..........................      1,864                -                -
    Extraordinary loss on early extinguishment of debt..................     19,431                -                -
    Depreciation and amortization.......................................     18,236           16,299           14,937
    Deferred income taxes...............................................      2,270            3,400             (355)
    Provision for bad debts.............................................        520            1,024            3,363
  Change in operating assets and liabilities, net of acquisition:
    Accounts receivable.................................................     (9,993)            (943)         (12,212)
    Inventory...........................................................    (13,634)           6,451          (13,076)
    Other current assets................................................        236             (647)          (1,469)
    Accounts payable....................................................      6,803           (3,801)           5,254
    Accrued expenses and other current liabilities......................      1,111            2,648              434
    Income taxes payable................................................     (1,355)             (48)             973
    Interest payable....................................................     (3,557)            (403)             180
                                                                          ----------      -----------        --------
      Net cash provided by (used in) operating activities...............     25,129           31,421              (35)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (53,980)         (29,253)         (13,313)
  Acquisition of business...............................................     (9,354)               -                -
                                                                             -------    ------------      -----------
    Net cash used in investing activities ..............................    (63,334)         (29,253)         (13,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan............................................          -           19,500           11,000
  Repayments under term loan............................................    (20,000)            (500)          (6,000)
  Borrowings (repayments) under revolving credit line...................      9,427          (20,734)           8,598
  Issuance of 9 1/4% Senior subordinated notes..........................    170,000                -                -
  Redemption of 12 3/4% Senior subordinated debentures..................   (132,597)               -                -
  Prepayment costs on early extinguishment of debt......................    (15,920)               -                -
  Proceeds from underwritten public offering............................     33,681                -                -
  Repayments of capital lease obligation and other long-term debt.......       (660)            (342)             (36)
  Debt issuance costs...................................................     (5,525)            (101)            (221)
                                                                           ---------       ----------        ---------
    Net cash provided by (used in) financing activities.................     38,406           (2,177)          13,341
      Effect of exchange rate changes on cash...........................         36                2               (2)
                                                                        -----------      -----------       ----------

NET INCREASE (DECREASE) IN CASH.........................................        237               (7)              (9)

CASH AT BEGINNING OF PERIOD.............................................        103              110              119
                                                                          ---------        ---------         --------

CASH AT END OF PERIOD...................................................   $    340         $    103         $    110
                                                                           ========         ========         ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................   $ 23,642         $ 23,176         $ 22,334
  Income taxes..........................................................      4,145            3,548            2,882

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Capital lease obligation incurred for purchase of equipment.............$         -         $  5,000      $         -

                                  See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands of dollars, except share and per share information)


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

     On June 9, 1997, the Company and the Partnership filed a Joint Proxy Statement and Prospectus to approve a Plan of Withdrawal and Dissolution for the Partnership. For a further description, see Part II, Item 5 (Other Information) which is incorporated herein by reference.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.




     Revenue recognition

     Revenue from product sales is recognized at the time of shipment.


     Foreign currency translation

     The assets and liabilities of foreign subsidiaries are translated at the fiscal year-end rates of exchange, and the results of operations are translated at the average rates of exchange for the years presented. Gains or losses resulting from translating foreign currency financial statements are accumulated in the cumulative translation adjustments account in the stockholders' equity section of the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in results of operations. Foreign currency realized and unrealized gains and losses for the years presented were not material.


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

     Capitalized interest is charged to machinery and equipment and amortized over the lives of the related assets. Interest capitalized during fiscal 1997, 1996 and 1995 was $838, $392 and $729, respectively.


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


     Income per limited partnership unit

     Income per limited partnership unit is based upon the weighted average number of units outstanding during each respective year. Net income is allocated to the General Partner, the Limited Partners, and the minority interest based on their respective ownership percentages.


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


     Recent accounting pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Under the new standard, which must be adopted for periods ending after December 15, 1997, the Company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The diluted earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS 128 will not have a material impact on earnings per share for the three years ended September 30, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS 131.


     Research and development

     The Company's research and market development is focused primarily on development and as such the Company engages in product design, development and performance validation to improve existing products and to create new products. The Company expended $4,208, $2,942, and $2,795 in fiscal 1997, 1996, and 1995, respectively. Research and development costs are expensed as incurred and included in general and administrative expenses.

     Reclassification of prior financial statements

     Certain reclassifications have been made to previous years' financial statements to conform with 1997 classifications.

     Proceeds received from the underwritten public offering

     The $33,681 net proceeds received from the November 1, 1996 Offering were used to repay certain outstanding indebtedness.


     BUSINESS ACQUISITION

     On February 27, 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills (the "Acquisition") for approximately $9,400. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the net assets acquired (accounts receivable, inventory, and property, plant and equipment) based on the fair market value (which approximated cost) at the date of acquisition. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition. The Acquisition did not have a material impact on the Company's financial statements.


4.  ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of the doubtful allowances of $2,707, $3,036 and $4,053 for fiscal 1997, 1996 and 1995, respectively. Amounts written off against established allowances were $849, $2,041 and $511 for the years ended September 30, 1997, 1996 and 1995, respectively.

     The Company grants uncollateralized trade terms to most U.S. customers. A majority of the Company's carpets backing sales are with customers located in the state of Georgia. As of September 30, 1997 and 1996, $26,126 and $21,916, respectively of the Company's accounts receivable balances were due from customers located in this state. Net sales to one customer represented approximately 20% of consolidated net sales for 1997 and approximately 18% of consolidated net sales for 1996 and 1995, respectively.


5.   INVENTORY

                                                                      September 30,
                                                              1997                 1996
                                                              ----                 ----

                  Finished goods............................$ 33,572            $ 22,555
                  Work in process.........................     7,427               7,937
                  Raw materials...........................    13,140               8,650
                                                            --------             -------

                                                        $  54,139               $ 39,142


6.   OTHER CURRENT ASSETS

                                                                     September 30,
                                                               1997                1996
                                                               ----                ----

                  Prepaid supplies........................  $  9,003            $  7,250
                  Deferred tax assets (Note 10)...........     5,050               4,765
                  Other...................................     1,349               2,640
                                                           ---------           ---------
                                                             $15,402             $14,655



7.   PROPERTY, PLANT AND EQUIPMENT

                                                                     September 30,
                                                             1997                 1996
                                                             ----                 ----

                  Land....................................  $  4,585            $  4,458
                  Buildings and improvements..............    35,398              29,298
                  Machinery and equipment and
                    leasehold improvements................   232,277             179,386
                                                             -------            --------

                                                             272,260             213,142
                  Accumulated depreciation................    90,158              75,168
                                                            --------            --------

                                                            $182,102            $137,974

Depreciation expense on property, plant and equipment was $14,990, $13,008 and $11,634 in fiscal 1997, 1996 and 1995, respectively.





8.   OTHER ASSETS

                                                                 September 30,
                                                              1997               1996
                                                              ----               ----

           Excess of purchase price
              over net assets acquired...................... $99,818             $99,818
           Intangible assets..............................     3,546               3,546
           Deferred financing costs........................   11,651              12,331
                                                           ---------           ---------

                                                             115,015             115,695
           Accumulated amortization........................   32,234              31,674
                                                            --------             -------

                                                            $ 82,781            $ 84,021
                                                            ========            ========


The excess of purchase price over net assets acquired arose from the December 4, 1986 purchase of the Company's Common Stock by Synthetic Industries L.P., a Delaware limited partnership. This acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on estimates by independent appraisals and other valuations of fair market value as of December 4, 1986, and resulted in a purchase price in excess of net assets acquired of $99,818.

In conjunction with refinancing of long-term debt (Note 9), deferred financing costs of $5,525 were incurred. Previously incurred costs of $6,205 and associated amortization of $2,686 were written off, the effect of which is included in the extraordinary loss from early extinguishment of debt.

Amortization expense was $3,246, $3,291 and $3,303 in fiscal 1997, 1996 and 1995, respectively.


9.   LONG-TERM DEBT


                                                                                     September 30,
                                                                                  1997         1996
       Credit facility:
         Revolving credit portion                                              $  13,420         $3,993
         Term loan portion                                                        25,000         45,000
       9 1/4% senior subordinated notes, due 2007                                170,000              -
       12 3/4% senior subordinated debentures, due 2002                            7,403        140,000
       Capital lease obligation (Note 14)                                          4,083          4,698
       Other                                                                       1,276          1,321
                                                                                --------       --------
                                                                                 221,182        195,012
       Less current portion                                                          718            659
                                                                                --------       --------

       Total long-term portion                                                 $ 220,464       $194,353
                                                                               =========       ========

Credit Facility

On October 20, 1995, the Company and its lenders entered into a Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Credit Facility"). The Credit Facility, with a termination date of October 1, 2001, provided for potential borrowing capacity of up to $85,000 comprised of term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of $40,000. The term loan balance at September 30, 1997 was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves which include the remaining balance due under the Debentures of $7,403. At September 30, 1997, availability under the Revolver was $17,838.

The Credit Facility permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate (8.50% at September 30, 1997) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.0% or 1.75% for term loan or revolver advances, respectively (7.44% to 7.63% at September 30, 1997).

In fiscal 1996, the Credit Facility permitted borrowings which bore interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate plus .75% (9.0% at September 30, 1996) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.5% or 2.75% for term loan or revolver advances, respectively (8.09% to 9.25% at September 30, 1996).

The Credit Facility provides for borrowings under letters of credit of up to $3,000, which borrowings reduce amounts available under the Revolver. At September 30, 1997, no letters of credit were outstanding under the facility.

The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants related to the maintenance of certain operating and working capital levels and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the Credit Facility and the indenture relating to the Senior Subordinated Debentures discussed above.


Senior Subordinated Debentures and Notes

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

In connection with the issuance of the Notes, the Company redeemed approximately $132,600 principal amount of its 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures") at a redemption price of 111.07% of the principal amount thereof. In addition, the Company repaid $20,000 of its outstanding term loan borrowings as of March 5, 1997. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $11,950 (representing call premium and prepayment fees of $15,920 and write off of deferred financing costs of $3,511, net of an income tax benefit of $7,481) during the second quarter of fiscal 1997.

On December 1, 1997 the Company redeemed the remaining $7,403 aggregate principal amount of Debentures outstanding at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.

Aggregate Minimum Payments and Fair Value

     Approximate aggregate minimum annual payments due on long term debt and the capital lease, for the subsequent five years are as follows: 1998, $718; 1999, $10,783; 2000, $29,273; 2001, $1,971; 2002, $177,483; and thereafter, $954.

The fair value of the Company's Notes is estimated to be $176,375 at September 30, 1997. The fair value of the Debentures are estimated to be $7,875 and $149,800 at September 30, 1997 and 1996, respectively. The fair values are based on quoted market prices for the Notes and Debentures in the over-the-counter market.









10.  INCOME TAXES

The sources of the Company's income before provision for income taxes are as follows:

                                             Year Ended September 30,
                                 1997                   1996                  1995
                                 ----                   ----                  ----

United States                  $29,609                $14,083                $4,546
Foreign                          1,082                    919                   890
                                 -----                    ---                 -----
Earnings before income taxes   $30,691                $15,002                $5,436
                               =======                =======                ======



The provision for income taxes contributable to the amounts shown above consists of the following:

                                                                          Year Ended September 30,
                                                                     1997                1996             1995
                                                                     ----                ----             ----
          Current:
              Federal............................................    $8,796            $2,600           $  3,180
              State..............................................     1,120               600                400
              Foreign............................................       355               300                275
                                                                   --------          --------           --------
                                                                     10,271             3,500              3,855
                                                                     ------           -------            -------
          Deferred:
              Federal............................................     1,900             3,200               (218)
              State..............................................       370               200               (137)
                                                                   --------          --------           ---------
                                                                      2,270             3,400               (355)
                                                                    -------           -------           ---------

          Total .................................................   $12,541            $6,900             $3,500
                                                                    =======            ======             ======

As described in Note 9, the Company recorded a current tax benefit of $7,481 in fiscal 1997 as a result of the early extinguishment of debt.







A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:

                                                                           Year Ended September 30,
                                                                   1997                  1996               1995
                                                                   ----                  ----               ----

          Amount computed at statutory rate......................   $10,742            $5,250             $1,900

          State and local taxes less applicable
            federal income tax benefit...........................       998               550                270

          Amortization of goodwill...............................       873               873                873

          Other nondeductible expenses...........................       181               115                210

          Other, net.............................................      (253)              112                247
                                                                 -----------         --------           --------
                                                                    $12,541            $6,900             $3,500
                                                                    =======            ======             ======

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                                           September 30,
                                                                     1997                          1996
                                                                     ----                          ----

          Property, plant and equipment..........................   $27,345                      $24,819
          Trademarks and patents.................................     1,085                        1,056
                                                                     ------                       ------

          Total deferred tax liabilities.........................    28,430                       25,875
                                                                     ------                       ------


          Accounts receivable....................................     1,018                          996
          Inventory..............................................       815                          626
          Accrued expenses.......................................     2,013                        1,829
          AMT credit carryforward (no expiration date)...........     1,204                        1,314
                                                                    -------                       ------

          Total deferred tax assets..............................     5,050                        4,765
                                                                    -------                     --------

          Net deferred tax liability.............................   $23,380                      $21,110
                                                                 ==========                      =======


11.  RETIREMENT PROGRAMS

     For US employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Company may, but has not elected to, contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest over 1 to 5 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1997, 1996 and 1995, the Company contributed $1,098, $999 and $921, respectively. The Plan provides for the Company to bear the expense of the administration of the Plan. Pension expense on the foreign plans is not significant.


12. STOCK OPTIONS

     Director's plan

     In August 1994, the Company adopted a stock option plan (the "Director's Plan") pursuant to which non-qualified stock options to purchase an aggregate of 125,261 shares of Common Stock were granted to the four non-employee Directors of the Company at an exercise price of $6.83 per share which was determined by reference to the fair market value of the Company's equity at the time such Directors joined the Board. The stock options are fully vested as of October 1, 1996 and have a term which expires on August 4, 2004. The Director's Plan does not provide for any further grants or options thereunder.


     Management plan

     The Company's 1994 and 1996 Stock Option Plans (collectively, the "Management Plans") for its key employees, provided for the granting of incentive stock options ("ISOs"), as provided in Section 422A of the Internal Revenue Code, and non-qualified stock options. The maximum aggregate number of shares of Common Stock that may be issued under the 1994 Plan and the 1996 Plan is 491,413 and 289,062 , respectively.

     At September 31, 1997 and 1996, there were outstanding options under the Management Plans for the purchase of 688,636 and 513,136 shares, respectively, at prices ranging from $10.72 to $21.375 per share. Stock option transactions during 1997, 1996 and 1995 are summarized as follows:


                                       Shares reserved                        Shares
                                         for issuance          Shares                                            Weighted
                                          under the           granted        available              Price       average
                                       Management Plans                      for                                  price
                                                                              grant
     Initial grant December 14,                 491,413        316,697        174,716               $10.72         $10.72
     1994
--------------------------------- ---------------------- -------------- -------------- -------------------- --------------
     Balance at September 30,                   491,413        316,697        174,716               $10.72         $10.72
     1995
          Options granted                       289,062        196,439                              $10.72         $10.72
--------------------------------- ---------------------- -------------- -------------- -------------------- --------------
     Balance at September 30,                   780,475        513,136        267,339               $10.72         $10.72
     1996
          Options granted                             -        175,500                                             $18.77
                                                                                            $17.875-$21.375
--------------------------------- ---------------------- -------------- -------------- -------------------- --------------
     Balance at September 30,                   780,475        688,636         91,839                              $12.77
     1997                                                                                   $10.720-$21.375


     At September 30, 1997, 207,458 options were exercisable at a weighted average exercise price of $10.72 per share.

     The purchase price of the shares of Common Stock subject to options under the Management Plans must be no less than the fair market value of the Common stock at the date of grant; provided, however, that the purchase price of shares of Common Stock subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of the Company ("Ten Percent Shareholder') must not be less that 110% of the fair market value of the Common Stock at the date of the grant. The maximum term of an option may not exceed ten years from the date of the grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant.

     The Company has elected to continue measuring stock-based compensation using the intrinsic value approach under APB Opinion No. 25 and has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above. Had compensation costs for the options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the Company's net income and income per share would have been changed to the following pro forma amounts:

                                        1997          1996
                                            ----          ----
      Pro forma net income                 $6,009        $8,012
      Pro forma income per share             0.69          1.35

     The fair values for both years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                            1997                 1996
                                            ----                 ----
       Dividend yield                       None                 None
       Volatility                           33%                  33%
       Risk-free interest rate          6.4% to 6.8%         5.8% to 6.7%
       Expected life                      4 years              4 years


13. RELATED PARTY TRANSACTIONS

     Synthetic Industries, L.P. (the "Partnership") owns 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock. Four of the Company's executive officers, including its chief executive officer, and a former executive officer are sole stockholders of corporations which indirectly control the sole general partner of the Partnership.

     The Company and the Partnership entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the November 1, 1996 underwritten public offering the Company incurred approximately $650 of such incidental expenses.

     On September 19, 1997, the Company and the Partnership entered into an Agreement and Plan of Withdrawal and Dissolution of the Partnership ("the Plan"). Pursuant to the Plan, the Partnership is to be dissolved in two separate phases. The first phase is to be an underwritten public offering of the number of shares of Common Stock that limited partners have elected to sell, and the second phase is to be one to three liquidating distributions of the unsold portions of the Partnership's shares of Common Stock, beginning 180 days after the completion of the public offering. On November 7, 1997, the limited partners approved the adoption of the Plan. However, the implementation of the Plan has been enjoined by courts in Delaware and California in connection with two lawsuits filed by certain limited partners of the Partnership against the Partnership and its general partner (the "General Partner"), among others. See "Claims and Legal Proceedings". Among other equitable and legal remedies, the plaintiff is seeking the removal of the General Partner and the liquidation of the Partnership. The Company is not currently involved in these proceedings and does not presently possess any contractual rights with respect to their ultimate resolution. If, in connection with these lawsuits, the General Partner is removed or resigns, or the Partnership is liquidated under a court-appointed receiver, there can be no assurance that the resulting sale and/or distribution of the Partnership's share of Common Stock will be made in the same or similar manner as that contemplated by the Plan. The General Partner has denied the allegations of the plaintiff and is vigorously contesting the lawsuits; however, in the event of an adverse ruling, the Company cannot predict the volume or price at which the Common Stock trades might be affected. In connection with the Plan the Company incurred approximately $1,150 of expenses on the behalf of the Partnership. These amounts are reimbursable to the Company and included in other current assets (Note 6).

     A former executive officer of the Company and an affiliate of the Partnership, is being retained as a consultant to the Company. Pursuant to his consulting agreement with the Company, the former executive officer will receive, until January 31, 2000, or upon earlier termination of his consulting agreement, $125 per year and various insurance coverages, and will be authorized to exercise all stock options awarded to him, subject to applicable vesting provisions. Under this agreement, the former executive officer is required to provide the Company with 20 hours of consultation per month, has released the Company from any liability resulting from his employment and has also agreed not to compete against the Company.

     The Company leases office space under a five-year lease with one of the Company's executive officers. The term of the lease expires on September 30, 1998 and the rent is approximately $48 per year, which the Company believes is within prevailing market rates.

     Pursuant to a licensing agreement with the Company, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which the executive officer owns all of the U.S. and foreign patents. Under this agreement, the Company paid royalties of approximately $13 and $12 in fiscal 1997 and 1996, respectively, and will continue to receive such royalties until 2012 or the earlier termination of the licensing agreement.

     During fiscal 1997 and 1996 the Company paid fees of approximately $241 and $232, respectively, to a law firm in which Mr. Joseph Dana, a director of the Company was a member until May 21, 1997. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company.


14.  COMMITMENTS AND CONTINGENCIES

     a.   Lease commitments

          On May 15, 1996, the Company entered into a five-year capital lease for equipment which provides for payments over a five-year period at an interest rate of 8.42%. The Company also leases certain factory and warehouse buildings and equipment under long-term operating leases expiring periodically through 2009.

     Future minimum lease payments under noncancelable lease obligations at September 30, 1997 are as follows:


                                                                              Capital         Operating
                  Year                                                         leases            leases

                  1998........................................................  $  986          $ 2,961
                  1999.......................................................      986            2,399
                  2000.......................................................      986            1,638
                  2001.......................................................    1,993              662
                  2002....................................................           -              307
                  Thereafter.................................................        -              635
                                                                                ------           ------

                  Total minimum lease payments................................  $4,951          $ 8,602
                                                                                                =======

                  Less amount representing interest............................    868
                                                                                   ---

                  Present value of net minimum lease payments..................  4,083

                  Less current maturities of capital
                      lease obligation........................................     614
                                                                               -------

                  Long-term capital lease obligation........................... $3,469

          Total rental expense for the above operating leases and other short-term leases for the fiscal years 1997, 1996 and 1995 was $4,112, $4,499 and $3,731, respectively.


     b.   Capital Expenditures

          In fiscal 1998, the Company plans a $41,000 expansion of its existing manufacturing facilities, primarily to expand capacity, subject to prevailing market conditions, of which $8,128 is committed at September 30, 1997.


15. LITIGATION

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

       In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), one director and certain of the Company's officers who are affiliated with the General Partner have been named in two putative class action lawsuits filed by certain limited partners of the Partnership. In the first action, to which the Company is not a party, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of the defendants' fiduciary duty to the limited partners, that the Plan is unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs seek, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and oral argument on the appeal was heard on December 2, 1997. The defendants have denied the allegations of the plaintiff and are vigorously contesting the lawsuit.

       The second  lawsuit was filed in the U.S.  District Court of the Northern
     District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus which was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however, the plaintiff made no specific indepndent allegations with respect to the Company. The plaintiff seeks, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. The defendants have denied the allegations of the plaintiff and are vigorously contesting the lawsuit.

     The Partnership is a principal stockholder of the Company and certain members of the Company's management control the General Partner. See "Certain Relationships and Related Transactions." Based on the Company's review of the allegations made in the above actions to date, the Company does not believe that the ultimate resolution of either action will have a material adverse effect on the Company's results of operations or financial condition.

16.  Subseqent Event

     On December 18, 1997, the Company and its lenders, with BankBoston as agent entered into a new five year credit facility (the "New Credit Facility"). The New Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a newly formed subsidiary, Synthetic Industries Funding Corporation, (the "Securitization"), and a $60 million senior secured revolver facility (the "New Revolver"). Securitization and New Revolver borrowings are collateralized by the Company's accounts receivables and substantially all of the assets of the Company, excluding real property, respectively.

     Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The New Revolver permits borrowings which bear interest, at the Company's option, (i)for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At September 30, 1997, the interest rates under the Securitization and the Eurodollar borrowings would have been 6.23% and 7.09%, respectively.

     The New Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the New Credit Facility and the Notes. At September 30, 1997,the availability under the New Credit Facility would have been approximately $45,000.




                                   SIGNATURES3

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETIC INDUSTRIES L.P.

By: SI MANAGEMENT L.P.
      General Partner

By: SYNTHETIC MANAGEMENT G.P.
      General Partner

By: CHILL INVESTMENTS, INC.
      Managing General Partner

By: /s/ Leornard Chill
      Leonard Chill
      President
      Dated: December 19, 1997