Form 10-Q
period 1998-03-31
SYNTHETIC INDUSTRIES LP
filed 1998-05-15
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended    March 31, 1998

                                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


      For the transition period  from                       to


Commission File Number           0-21548


                           SYNTHETIC INDUSTRIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                        13-3397585
-------------------------------- ---------------------- ------------------
       (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                    Identification No.)



                 309 LaFayette Road, Chickamauga, Georgia         30707
----------------------------------------------------------- --------------------
                    (Address of principal executive offices)  (Zip Code)



Registrant's telephone number, including area code           (706) 375-3121
                                                      --------------------------

--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


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



                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
     (In thousands of dollars, except limited partnership units outstanding)


                                                                                    March 31,       September 30,
                  ASSETS                                                               1998              1997
                                                                                       ----             -----
                                                                                   (Unaudited)

CURRENT ASSETS:
  Cash ............................................................................$    265           $    340
  Accounts receivable, net of allowance for
    doubtful accounts of $2,793 and $2,707.........................................  46,833             60,031
  Inventory (Note 3)...............................................................  67,009             54,139
  Other current assets ............................................................  17,177             15,402
                                                                                    -------            -------

      TOTAL CURRENT ASSETS......................................................... 131,284            129,912

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)........................................ 201,566            182,102

OTHER ASSETS.......................................................................  88,570             82,781
                                                                                   --------            -------

                                                                                   $421,420           $394,795

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................ $ 26,782           $ 27,030
  Accrued expenses and other current liabilities...................................  10,800             11,613
  Income taxes payable.............................................................     959                 52
  Interest payable.................................................................   2,269              2,467
  Current maturities of long-term debt (Note 5)....................................     733                718
                                                                                   --------          ---------
      TOTAL CURRENT LIABILITIES....................................................  41,543             41,880

LONG-TERM DEBT (Note 5)............................................................ 245,052            220,464

DEFERRED INCOME TAXES (Note 6).....................................................  28,430             28,430

MINORITY INTEREST IN SUBSIDIARY....................................................  36,116             35,145


PARTNERS' CAPITAL:
  General Partner capital..........................................................     700                688
  Limited Partners' capital, 800 units issued and outstanding......................  69,579             68,188
                                                                                   --------          ---------

      TOTAL PARTNERS' CAPITAL......................................................  70,279             68,876
                                                                                     ------          ---------

                                                                                   $421,420           $394,795

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (In thousands of dollars, except limited partnership units outstanding)
                                   (Unaudited)



                                                                  Three Months Ended                Six Months Ended
                                                                      March  31                         March 31
                                                                   1998           1997              1998       1997
                                                                  ------         -----              ----      -----

Net sales...................................................     $ 79,271      $ 75,358          $155,852    $146,215
                                                                 --------      --------          --------    --------
Costs and expenses:
  Cost of sales.............................................       54,522        51,123           107,718     101,166
  Selling expenses..........................................        9,074         7,246            17,401      14,184
  General and administrative expenses.......................        8,224         6,950            15,599      12,846
  Amortization of excess purchase price over net
    assets acquired and other intangibles...................          663           648             1,311       1,296
                                                                 --------      --------         ---------   ---------

                                                                   72,483        65,967           142,029     129,492
                                                                  -------       -------          --------    --------

      Operating income......................................        6,788         9,391            13,823      16,723
                                                                 --------      --------         ---------   ---------

Other expenses:
  Interest expense .........................................        4,716         5,365             9,506      10,775
  Amortization of deferred financing costs..................          185           163               336         339
                                                                 --------      --------        ----------  ----------

                                                                    4,901         5,528             9,842      11,114
Income before income tax provision, minority interest
   in subsidiary net income(loss) and extraordinary item....        1,887         3,863             3,981       5,609

Income tax provision (Note 6)...............................          828         1,643             1,763       2,500
                                                                 --------      --------        -----------  ---------

Income before minority interest in subsidiary net
  income(loss) and extraordinary item.......................        1,059         2,220             2,218       3,109

Minority interest in subsidiary net income(loss)............          412         3,430               860       3,130
                                                                 --------      --------        ----------   ---------

Income before extraordinary item............................          647         5,650             1,358       6,239

Extraordinary item - Loss from early extinguishment
     of debt (net of tax benefit of $7,481).................            -        11,950                 -      11,950
                                                                 --------      --------          --------    --------

NET INCOME (LOSS)...........................................     $    647      $ (6,300)         $  1,358    $ (5,711)
                                                                 ========      =========         ========    =========

Net income (loss) attributable to:
    General Partner.........................................       $    6       $   (63)           $   14     $    (57)
    Limited Partner.........................................       $  641       $(6,237)           $1,344     $ (5,654)
                                                                   -------      --------           ------     ---------
                                                                   $  647       $(6,300)           $1,358     $ (5,711)
                                                                   ======       ========           ======     =========
Net income (loss) per partnership unit......................       $  801       $(7,796)           $1,680     $ (7,068)
                                                                   ======       =========          ======     =========




                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                    Six Months Ended March 31,
                                                                               1998                            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary item..................................   $  1,358                          $  6,239
    Adjustments to reconcile income before extraordinary item
    to net cash provided by (used in) operations:
    Minority interest in subsidiary net income..........................        860                            (3,130)
    Depreciation and amortization.......................................     10,313                             9,027
    Provision for bad debts.............................................         61                               141
    Deferred income taxes...............................................          -                             3,110
    Change in assets and liabilities, net of acquisitions:
     Accounts receivable................................................     14,867                                58
     Inventory..........................................................    (11,216)                          (20,501)
     Other current assets...............................................     (1,187)                              577
     Other assets.......................................................       (788)                                -
     Accounts payable...................................................     (2,799)                            8,459
     Accrued expenses and other current liabilities.....................       (808)                              155
     Income taxes payable...............................................        907                            (1,407)
     Interest payable...................................................       (198)                           (3,636)
                                                                          -----------                    -------------
       Cash provided by (used in) operating activities..................     11,370                              (908)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (27,405)                          (18,909)
  Acquisitions (Note 7).................................................     (6,000)                           (9,354)
                                                                             -------                     -------------
      Cash used in investing activities ................................    (33,405)                          (28,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan............................................    (25,000)                          (20,000)
  Borrowings under long term debt.......................................     55,219                               625
  Issuance of 9 1/4% Senior subordinated debentures.....................          -                           170,000
  Redemption of 12 3/4% Senior subordinated debentures..................     (7,403)                         (132,597)
  Repayment costs on early extinguishment of debt.......................          -                           (15,920)
  Proceeds from underwritten public offering............................          -                            33,681
  Proceeds from exercise of stock options...............................         85                                 -
  Debt issuance costs...................................................       (649)                           (5,290)
  Repayments of capital lease obligation and other long-term debt.......       (367)                             (323)
                                                                         ----------                       ------------
      Cash provided by financing activities.............................     21,885                            30,176
Effect of exchange rate changes on cash.................................         75                                84
                                                                           --------                      ------------
NET CHANGE IN CASH......................................................        (75)                            1,089

CASH AT BEGINNING OF PERIOD.............................................        340                               103
                                                                         ----------                       -----------

CASH AT END OF PERIOD...................................................  $     265                        $    1,192
                                                                          =========                        ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................   $  9,704                          $ 14,411
  Income taxes..........................................................        856                               797
Acquisition of business:
  Fair value of assets acquired.........................................     $5,293                            $9,830
  Liabilities assumed and incurred......................................      4,880                               476
  Cash paid.............................................................      6,000                             9,354

                  See notes to consolidated financial statement

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)

                  (Information as of March 31, 1998 and for the
              periods ending March 31, 1998 and 1997 are unaudited)


1.   ORGANIZATION

Synthetic Industries L.P. (the "Partnership") is a limited partnership organized under the laws of Delaware. In December 1986, the Partnership acquired all of the issued and outstanding share of Synthetic Industries, Inc., a Delaware corporation (the "Company"). The Company manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics.

Since its organization in 1986 and subsequent admission of limited partners, the Partnership has conducted no business except owning and voting its shares of the Company's common stock, par value $1.00 per share (the "Common Stock"). The Partnership owns approximately 67% of the outstanding shares. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership. As a result, the footnote information presented below relates to that of the Company, except as disclosed. Accordingly, all references to fiscal year and quarter refer to the Company's fiscal year and quarter.

2.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 1998 and for the periods ended March 31, 1998 and 1997 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 1998 and 1997, and the results of operations for the three and six months then ended, have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Operating results for the three and six months ended March 31, 1998 may not necessarily be indicative of the results that may be expected for the full year.

3.    INVENTORY

                                                           March 31,           September 30,
                                                             1998                 1997
                                                             ----                 ----

                  Finished goods..........................   $46,984             $33,572
                  Work in process.........................     7,083               7,427
                  Raw materials...........................    12,942              13,140
                                                             -------            --------

                                                             $67,009             $54,139


4.    PROPERTY, PLANT AND EQUIPMENT

                                                          March 31,             September 30,
                                                            1998                    1997
                                                            ----                    ----

                  Land....................................  $  4,585            $  4,585
                  Buildings and improvements..............    42,648              35,398
                  Machinery and equipment and
                    leasehold improvements................   253,696             232,277
                                                          ----------            --------

                                                             300,929             272,260
                  Accumulated depreciation................    99,363              90,158
                                                            --------            --------

                                                            $201,566            $182,102

5.    LONG-TERM DEBT

                                                            March 31,           September 30,
                                                              1998                   1997
                                                              -----                  ----

           Credit facility:
                Securitization ...........................  $ 22,146                         -
                Revolver..................................    48,648            $ 13,420
               Term loan portion..........................         -              25,000
          9 1/4% Senior Subordinated
                  Notes, due 2007.........................   170,000             170,000
          12 3/4% Senior Subordinated
                  Debentures, due 2002  ..................         -               7,403
          Capital lease obligation........................     3,756               4,083
          Other...........................................     1,235               1,276
                                                           ---------            --------
                                                             245,785             221,182
          Less current portion............................       733                 718
                                                            --------            --------
          Total long term portion.......................    $245,052           $ 220,464
                                                            ========           =========

         On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five-year credit facility (the "Credit Facility"). Proceeds from the Credit Facility were used to repay the Fourth Amended and Restated Revolving Credit Agreement dated October 20, 1995 . The Credit Facility consists of up to a $40 million asset based securitization program (the "Securitization"), with amounts borrowed through a newly formed subsidiary, Synthetic Funding Corporation, and a $60 million senior secured revolver facility (the "Revolver"). In conjunction with the Securitization, the Company entered into a five-year agreement with its subsidiary providing for the sale of substantially all of its receivables on a revolving basis. Securitization and Revolver borrowings are collateralized by the Company's accounts receivable and substantially all of the assets of the Company, excluding real property, respectively.

         Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At March 31, 1998, the balances under the Securitization and
         Revolver were $22,146 and $48,648, respectively, at interest rates ranging from 6.34% to 8.5%.

         The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At March 31, 1998, no letters of credit were outstanding under the Credit Facility.

          The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on the Common Stock is restricted by both the Credit Facility and the 9 1/4% Senior Subordinated Notes due 2007.



6.    INCOME TAXES

     The provision for income taxes in the consolidated statements of operations reflects the effective tax rate of 40% and 41% for the three and six months ended March 31, 1998, respectively.

     This provision reflects the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated statements of operations.


7.    BUSINESS ACQUISITION

     On March 18, 1998, the Company acquired all of the outstanding shares of Novocon International, Inc., a manufacturer and marketer of steel concrete reinforcing fibers, for $6,000 in cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired of $5,293 and the liabilities assumed of $4,880 based upon the fair market value at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The operating results of the acquired business are not material and have been included in the consolidated statement of operations from the date of acquisition.

8.    EMPLOYEE STOCK PURCHASE PLAN

     On February 25, 1998, the stockholders approved the Synthetic Industries, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), reserving 325,000 shares of Common Stock for issuance under this Plan. The Company adopted the Stock Purchase Plan with an initial option period commencing effective April 1, 1998, and continuing in three-month option periods thereafter. The Stock Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions or lump sum contributions, which may not exceed $25 in a calendar year, at a price equal to 85% of the Common Stock price as reported by NASDAQ at the beginning or end of each option period, whichever is lower.


9.    LITIGATION

     The Company and its subsidiaries are parties to litigation arising out of their business operations. Such litigation primarily involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. The Company believes such claims are either adequately covered by insurance or do not involve a risk of material loss to the Company.

     In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), one officer and director and certain other of the Company's officers who are affiliated with the General Partner have been named in two putative class action lawsuits filed by certain limited partners of the Partnership. In the first action, to which the Company is not a party, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of the defendants' fiduciary duty to the limited partners, that the Plan is unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs seek, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and briefing and oral argument on the appeal was completed as of January 6, 1998. On March 19, 1998, the Delaware Supreme Court issued an opinion affirming the Court of Chancery's grant of a preliminary injunction and remanded the case for further proceedings. On April 27, 1998, the Court of Chancery granted the motion of certain pro-Plan intervenors to intervene in the action, but denied their motion to disqualify plaintiffs' counsel. The defendants have denied any allegation of wrongdoing.

     The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus which was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff seeks, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. On April 10, 1998, plaintiff filed a motion for class certification. The defendants have denied any allegation of wrongdoing.

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

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Since its organization in 1986 and subsequent admission of limited partners, the Partnership has conducted no business except owning and voting its shares of the Company. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership. As a result, the discussion and analysis of financial condition and results of operations presented below relates to that of the Company, except as disclosed.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the information contained in the Consolidated Financial Statements, including the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Forward Looking Statements." Dollars are in thousands, except per share data.


Liquidity and Capital Resources

     To finance its capital expenditure program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided from operating activities for the six months ended March 31, 1998 was $11,370, which resulted primarily from net income of $2,584, noncash charges of $10,313 and net of acquisition decreases in accounts receivable of $14,867, offset primarily by decreases in accounts payable of $2,799, and increases in other current assets and inventory of $12,769, due to seasonal buildups.

     On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five-year credit facility (the "Credit Facility"). Proceeds from this agreement were used to repay the Fourth Amended and Restated Revolving Credit Agreement dated October 20, 1995. The Credit Facility consists of up to a $40 million asset based securitization program (the "Securitization"), with amounts borrowed through a newly formed wholly owned subsidiary, Synthetic Funding Corporation, and a $60 million senior secured revolver facility (the "Revolver"). Securitization and Revolver borrowings are collateralized by the Company's accounts receivable and substantially all of the assets of the Company, excluding real property and accounts receivable respectively.

         Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At March 31, 1998, the balances under the Securitization and Revolver were $22,146 and $48,648, respectively, at interest rates ranging from 6.34% to 8.5%.

     The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on Common Stock is restricted by both the Credit Facility and the 9 1/4% Senior Subordinated Notes due 2007. At March 31, 1998, the availability under the Credit Facility was approximately $8,170 with no letters of credit outstanding. On April 7, 1998, the Company entered into an eight-year capital lease agreement to finance $7,500 of equipment at 7.5%. On May 12, 1998, the avalilability under the Credit Facility was $16,727.

      On March 18, 1998, the Company acquired all of the outstanding shares of Novocon International, Inc., a manufacturer and marketer of steel concrete reinforcing fibers, for $6,000 in cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets acquired of $5,293 and the liabilities assumed of $4,880 based upon the fair market value at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The operating results of the acquired business are not material and have been included in the consolidated statement of operations from the date of acquisition.

     Capital expenditures planned for fiscal 1998 are approximately $60,000, of which $27,405 had been spent,primarily to expand capacity of the Company's manufacturing facilities, subject to prevailing market conditions.

     On April 7, 1998, the Company entered into an eight-year capital lease agreement to finance $7,500 of equipment at 7.25%.

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


Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items for the three and six months ended March 31, 1998 and 1997.

                                                           Three Months Ended                  Six Months Ended
                                                                March 31,                          March 31,
                                                           1998          1997                  1998         1997

             Net sales.................................   100.0%        100.0%                100.0%       100.0%
             Cost of sales.............................    68.8          67.8                  69.1         69.2
                                                           ----          ----                  ----         ----
                Gross profit...........................    31.2          32.2                  30.9         30.8
             Selling expenses..........................    11.4           9.6                  11.2          9.7
             General and administrative
                     expenses..........................    10.2           9.3                   9.8          8.8
             Amortization of intangibles...............     0.8           0.9                   0.8          0.9
                                                            ---           ---                   ---          ---
             Operating income..........................     8.8          12.4                   9.1         11.4
             Interest expense..........................     6.0           7.1                   6.1          7.4
             Amortization of deferred
                     financing costs...................     0.2           0.2                   0.2          0.2
                                                            ---           ---                   ---          ---
                Income before provision for
                        taxes and extraordinary item...     2.6           5.1                   2.8          3.8
             Provision for
                         income taxes..................     1.0           2.2                   1.1          1.7
                                                            ---           ---                   ---          ---
             Income before
                         extraordinary item............     1.6%          2.9%                  1.7%         2.1%
                                                            ====          ====                  ====         ====

Results of Operations for the Three Months Ended March 31

     Net sales for the second quarter of fiscal 1998 were $79,271 compared to $75,358 for the same period of fiscal 1997, an increase of $3,913, or 5.2%. Carpet backing sales for the second quarter of fiscal 1998 were $40,960 compared to $40,206 for the same period of fiscal 1997, an increase of $754, or 1.9%, reflecting a combination of 9.5% unit growth partially offset by selling price reductions. Construction and civil engineering product sales for the second quarter of fiscal 1998 were $20,352 compared to $20,066 for the same period of fiscal 1997, an increase of $286, or 1.4%. These products were negatively affected by extremely wet weather conditions. Technical textiles sales for the second quarter of fiscal 1998 were $17,959 compared to $15,086 for the same period of fiscal 1997, an increase of $2,873, or 19.0%. Approximately $2,000 of this increase is related to the February 1997 acquisition of the Spartan Technologies division of Spartan Mills.

     Gross profit for the second quarter of fiscal 1998 was $24,749 compared to $24,235 for the same period of fiscal 1997, an increase of $514, or 2.1%. As a percentage of sales, gross profit decreased to 31.2% from 32.2%. This decrease was primarily due to lower average selling prices in the carpet backing division and a change in product mix to sales of lighter weight fabrics, partially offset by lower average polypropylene costs.

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

     Selling expenses for the second quarter of fiscal 1998 were $9,074 compared to $7,246 for the same period of fiscal 1997, an increase of $1,828, or 25.2%. As a percentage of sales, selling expenses increased from 9.6% to 11.4%. This increase was primarily due to increased expenditures for sales and support staff as well as increased marketing expenses to promote future revenue growth.

     General and administrative expenses for the Company for the second quarter of fiscal 1998 were $8,045 compared to $7,010 for the same period of fiscal 1997, an increase of $1,035, or 14.8%. As a percentage of sales, general and administrative expenses increased from 9.3% to 10.2%. The increase in general and administrative expenses was primarily due to increased investment in research and market development and computer system upgrades to support anticipated Company growth. Included in general and administrative expenses for the Partnership of $8,224 is $179, which is due the Company for expenses incurred on behalf of the Partnership.

     Operating income for the Company for the second quarter of fiscal 1998 was $6,967 as compared to $9,331 for the same period of fiscal 1997, a decrease of $2,364, or 25.3%. As a percentage of sales, operating income decreased to 8.8% in fiscal 1998 from 12.4% in fiscal 1997. This decrease was primarily due to lower average selling prices in the carpet backing division, a change in product mix to sales of lighter weight fabrics, and increased selling, general and administrative costs, partially offset by lower average polypropylene costs. Operating income for the Partnership for the second quarter of fiscal 1998 was $6,788 which includes the additional general and administrative expenses discussed above.

     Interest expense for the second quarter of fiscal 1998 was $4,716 compared to $5,365 for the same period of fiscal 1997, a decrease of $649, or 12.1%, due to a lower average interest rate on the outstanding debt. The effective income tax rate for the second quarter of fiscal 1998 was 40%.

     Income before extraordinary item for the Company for the second quarter of fiscal 1998 was $1,237 compared to $2,160 for the same period of fiscal 1997, a decrease of $923. Earnings before interest, taxes, depreciation and amortization ("EBITDA")1 for the Company for the second quarter of fiscal 1998 were $12,613 compared to $13,715 for the same period of fiscal 1997, a decrease of $1,771, or 12.9%. The decrease in net income, as well as EBITDA, was primarily due to factors discussed above. Net income for the second quarter of fiscal 1998 for the Partnership was $647, which includes the additional general and administrative expenses and the minority interest in subsidiary net income.


Results of Operations for the Six Months Ended March 31

     Net sales for the first six months of fiscal 1998 were $155,852 compared to $146,215 for the same period of fiscal 1997, an increase of $9,637 or 6.6%. Carpet backing sales for the first six months of fiscal 1998 were $79,874 compared to $77,128 for the same period of fiscal 1997, an increase of $2,746, or 3.6%. Construction and civil engineering product sales for the first six months of fiscal 1998 were $43,168 compared to $41,138 for the same period of fiscal 1997, an increase of $2,030, or 4.9%. Technical textiles sales for the first six months of fiscal 1998 were $32,810 compared to $27,949 for the same period of fiscal 1997, an increase of $4,861, or 17.4%.

     Gross profit for the first six months of fiscal 1998 was $48,134 compared to $45,049 for the same period of fiscal 1997, an increase of $3,085, or 6.8%. As a percentage of sales, gross profit increased to 30.9% from 30.8%.

     Selling expenses for the first six months of fiscal 1998 were $17,401 compared to $14,184 for the same period of fiscal 1997, an increase of $3,217, or 22.7%. This increase was primarily due to increased expenditures for sales and engineering support staff, as well as increased marketing expenses to support future sales growth.
As a percentage of sales, selling expenses increased from 9.7% to 11.2%.

     General and administrative expenses for the Company for the first six months of fiscal 1998 were $15,233 compared to $12,891 for the same period of fiscal 1997, an increase of $2,342, or 18.2%. As a percentage of sales, general and administrative expenses increased from 8.8% to 9.8%. The increase in general and administrative expenses was primarily due to increased research and market development activities and computer system upgrades to support anticipated Company growth. Included in general and administrative expenses for the Partnership of $15,599 is $366, which is due the Company for expenses incurred on behalf of the Partnership.

     Operating income for the Company for the first six months of fiscal 1998 was $14,189 as compared to $16,678 for the same period of fiscal 1997, a decrease of $2,489, or 14.9%. As a percentage of sales, operating income decreased to 9.1% in fiscal 1998 from 11.4% in fiscal 1997. This decrease was primarily due to increased selling, general and administrative costs partially offset by higher sales volume. Operating income for the Partnership for the first six months of fiscal 1998 was $13,823, which includes the additional general and administrative expenses discussed above.

     Interest expense for the first six months of fiscal 1998 was $9,506 compared to $10,775 for the same period of fiscal 1997, a decrease of $1,269, or 11.8%, due to lower average interest rates on the outstanding debt. The effective income tax rate for the six months ended March 31, 1998 was 41%.

     Income before extraordinary item for the Company for the first six months of fiscal was $2,584 compared to $3,064 for the same period of fiscal 1997, a decrease of $480. EBITDA for the first six months of fiscal 1998 were $24,705 compared to $25,366 for the same period of fiscal 1997, a decrease of $1,492, or 5.9%. The decrease in income, as well as EBITDA, was primarily due to factors discussed earlier. Net income for the first six months of fiscal 1998 for the Partnership was $1,358, which includes the additional general and administrative expenses and the minority interest in subsidiary net income.

Recent Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS130"), which must be adopted for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

      Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS 131.


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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), one officer and director and certain other of the Company's officers who are affiliated with the General Partner have been named in two putative class action lawsuits filed by certain limited partners of the Partnership. In the first action, to which the Company is not a party, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of the defendants' fiduciary duty to the limited partners, that the Plan is unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs seek, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and briefing and oral argument on the appeal was completed as of January 6, 1998. On March 19, 1998, the Delaware Supreme Court issued an opinion affirming the Court of Chancery's grant of a preliminary injunction and remanded the case for further proceedings. On April 27, 1998, the Court of Chancery granted the motion of certain pro-Plan intervenors to intervene in the action, but denied their motion to disqualify plaintiffs' counsel. The defendants have denied any allegation of wrongdoing.

     The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus which was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff seeks, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. On April 10, 1998, plaintiff filed a motion for class certification. The defendants have denied any allegation of wrongdoing.

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

     The Partnership is a principal stockholder of the Company and certain members of the Company's management control the General Partner.


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

1           27.0  Financial Data Schedule

--------------
1           Filed herewith




     (b)  Reports of Form 8-K

On March 23, 1998, the Partnership filed a Current Report on Form 8-K reporting the decision of the Delaware Supreme Court affirming the Chancery Court's grant of a preliminary injunction with respect to the implementation of the Plan of Dissolution of Synthetic Industries L. P.

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



Dated: May 13, 1998