Form 10-Q
period 1998-06-30
SYNTHETIC INDUSTRIES LP
filed 1998-08-14
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended    June 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


      For the transition period  from          to          .


Commission File Number           33-11479


                           SYNTHETIC INDUSTRIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                           13-3397585
-------------------------------- ---------------------------- ------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         309 LaFayette Road, Chickamauga, Georgia                   30707
----------------------------------------------------------- --------------------
             (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code           (706) 375-3121
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

Part I-FINANCIAL INFORMATION     SYNTHETIC INDUSTRIES, L.P.
Item 1. Financial Information         AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
         (In thousands of dollars, except limited partnership units outstanding)

                                                                                     June 30,       September 30,
                  ASSETS                                                               1998              1997
                                                                                       ----             -----
                                                                                   (Unaudited)

CURRENT ASSETS:
  Cash ............................................................................$    122           $    340
  Accounts receivable, net of allowance for
    doubtful accounts of $2,740 and $2,707.........................................  64,912             60,031
  Inventory (Note 3)...............................................................  60,235             54,139
  Other current assets ............................................................  17,588             15,402
                                                                                    -------            -------

      TOTAL CURRENT ASSETS......................................................... 142,857            129,912

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)........................................216,071182,102

OTHER ASSETS.......................................................................  87,803             82,781
                                                                                    -------            -------

                                                                                  $446,731$394,795

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................ $ 35,077           $ 27,030
  Accrued expenses and other current liabilities...................................  11,010             11,613
  Income taxes payable ............................................................   3,305                 52
  Interest payable.................................................................   6,078              2,467
  Current maturities of long-term debt (Note 5)....................................   1,479                718
                                                                                   --------          ---------
      TOTAL CURRENT LIABILITIES....................................................  56,949             41,880

LONG-TERM DEBT (Note 5)............................................................ 245,832            220,464

DEFERRED INCOME TAXES .............................................................  29,930             28,430

MINORITY INTEREST IN SUBSIDIARY....................................................  38,688             35,145


PARTNERS' CAPITAL:
  General Partner capital..........................................................     750                688
  Limited Partners' capital, 800 units issued and outstanding......................  74,583             68,188
                                                                                     ------            -------

      TOTAL PARTNERS' CAPITAL......................................................  75,333             68,876
                                                                                     ------           --------

                                                                                   $446,731           $394,795

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   (In thousands of dollars, except net income (loss)per partnership unit and limited partnership units outstanding)
                                   (Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                        June 30                        June 30
                                                                   1998          1997              1998       1997
                                                                  ------         -----             ----      -----

Net sales...................................................     $104,531      $ 99,112          $260,383    $245,327
                                                                 --------      --------          --------    --------
Costs and expenses:
  Cost of sales.............................................       68,482        65,762           176,199     166,928
  Selling expenses..........................................       10,666         8,296            28,067      22,480
  General and administrative expenses.......................        6,892         6,695            22,491      19,541
  Amortization of excess purchase price over net
    assets acquired and other intangibles...................          761           648             2,073       1,944
                                                                 --------       -------          --------    --------

                                                                   86,801        81,401           228,830     210,893
                                                                  -------       -------           -------    --------

      Operating income......................................       17,730        17,711            31,553      34,434
                                                                  -------      --------          --------   ---------

Other expenses:
  Interest expense .........................................        4,574         4,947            14,079      15,722
  Amortization of deferred financing costs..................          189           150               527         489
                                                                  -------        ------          --------     -------

 ............................................................        4,763         5,097            14,606      16,211
                                                                  -------       -------          --------     -------
Income before income tax provision, minority interest
    In subsidiary net income (loss)
    and extraordinary item..................................       12,967        12,614            16,947      18,223

Income tax provision........................................        5,237         5,050             7,000       7,550
                                                                ---------      --------         ----------   --------

Income before minority interest in subsidiary net
    Income (loss) and extraordinary item....................        7,730         7,564             9,947      10,673

Minority interest in subsidiary net income (loss)...........        2,608         2,549             3,468         581
                                                                ---------         -----             -----      ------

Income before extraordinary item............................        5,122         5,015             6,479      11,254

Extraordinary item - Loss from early extinguishment of
     debt (net of tax benefit of $7,481)....................            -             -                 -      11,950
                                                                ---------      --------            ------     -------

NET INCOME (LOSS)...........................................    $   5,122    $    5,015          $  6,479     $  (696)
                                                                =========    ==========          ========     ========

Net income (loss) attributable to:
    General Partner.........................................     $     51      $     50           $    65     $    (7)
    Limited Partner.........................................       $5,071      $  4,965           $ 6,414     $  (689)
                                                                   ------      --------           -------     --------
                                                                   $5,122      $  5,015           $ 6,479     $  (696)
                                                                   ======      ========           =======     ========

Net income (loss) per partnership unit......................       $6,339      $  6,206           $ 8,018     $  (861)
                                                                   ======      ========           =======     ========
Limited Partnership units outstanding.......................          800           800               800         800
                                                                      ===           ===               ===         ===



                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                  Nine Months Ended June 30,
                                                                               1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................   $  6,479      $    (696)
    Adjustments to reconcile net income to net cash provided by operations:
     Minority interest in subsidiary net income.........................      3,468           (581)
     Extraordinary loss on early extinguishment of debt.................          -         19,431
     Depreciation and amortization......................................     15,735         13,687
     Provision for bad debts............................................         33            473
     Deferred income taxes..............................................      1,500            597
Change in operating assets and liabilities, net of acquisition:
        Accounts receivable.............................................     (3,183)        (6,797)
        Inventories.....................................................     (4,442)       (17,965)
        Other current assets............................................     (1,597)           705
        Other assets....................................................       (974)             -
        Accounts payable................................................      5,496          9,507
        Accrued expenses and other current liabilities..................       (598)           706
        Income taxes payable............................................      3,253         (1,392)
        Interest payable................................................      3,611             65
                                                                            --------     ---------
      Net cash provided by operating activities.........................     28,781         17,740

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (38,879)       (35,253)
  Acquisition of  business (Note 6).....................................     (6,000)        (9,354)
                                                                             -------     ----------
      Net cash used in investing activities ............................    (44,879)       (44,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan............................................    (25,000)       (20,000)
  Net borrowings (repayments) under long term debt......................     50,304         (1,867)
  Issuance of 9 1/4% Senior subordinated debentures.....................          -        170,000
  Redemption of 12 3/4% Senior subordinated notes.......................     (7,403)      (132,597)
  Repayment costs on early extinguishment of debt.......................          -        (15,920)
  Proceeds from underwritten public offering............................          -         33,681
  Proceeds from exercise of stock options...............................         85              -
  Debt issuance costs...................................................       (649)        (5,540)
  Repayments of capital lease obligation and other long-term debt.......     (1,427)          (489)
                                                                           --------       ---------
      Net cash provided by financing activities.........................     15,910         27,268

      Effect of exchange rate changes on cash...........................        (30)            (3)
                                                                           ---------      ---------

NET (DECREASE) INCREASE IN CASH ........................................       (218)           398

CASH AT BEGINNING OF PERIOD.............................................        340            103
                                                                           ---------      ---------

CASH AT END OF PERIOD...................................................    $   122       $    501
                                                                           =========      =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................  $  10,468       $ 15,657
  Income taxes..........................................................      2,224            876
Acquisition of business:
  Fair value of assets acquired.........................................     $5,293         $9,830
  Liabilities assumed and incurred......................................      4,880            476
  Cash paid.............................................................      6,000          9,354
Capital lease obligation incurred for purchase of equipment.............     $7,500      $       -
Treasury stock conversion...............................................     $1,759      $       -

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)

                  (Information as of June 30, 1998 and for the
               periods ending June 30, 1998 and 1997 is unaudited)


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

Since its organization in 1986 and subsequent admission of limited partners, the Partnership has conducted no business except owning and voting its shares of the Company's common stock, par value $1.00 per share (the "Common Stock"). The Partnership owns approximately 66% of the outstanding shares. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership. As a result, the footnote information presented below relates to that of the Company, except as disclosed. Accordingly, all references to fiscal year and quarter refer to the Company's fiscal year and quarter.


2.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 1998 and for the periods ended June 30, 1998 and 1997 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 1998 and 1997, and the results of operations for the three and nine months then ended, have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Operating results for the three and nine months ended June 30, 1998 may not necessarily be indicative of the results that may be expected for the full year.

3.    INVENTORY

                                                    June 30,       September 30,
                                                      1998              1997
                                                      ----              ----

         Finished goods..........................   $40,320           $33,572
         Work in process.........................     7,092             7,427
         Raw materials...........................    12,823            13,140
                                                    -------          --------

                                                    $60,235           $54,139

4.    PROPERTY, PLANT AND EQUIPMENT

                                                    June 30,       September 30,
                                                      1998              1997
                                                      ----              ----

         Land....................................  $  4,585            $  4,585
         Buildings and improvements..............    44,128              35,398
         Machinery and equipment and
           leasehold improvements................   271,190             232,277
                                                 ----------            --------

                                                    319,903             272,260
         Accumulated depreciation................   103,832              90,158
                                                    -------            --------

                                                   $216,071            $182,102


5.    LONG-TERM DEBT
                                                    June 30,       September 30,
                                                     1998               1997
                                                     ----               ----
         Credit facility:
               Securitization....................  $ 27,767                   -
               Revolver..........................    37,324            $ 13,420
               Term loan portion.................         -              25,000
         9 1/4% Senior Subordinated
               Notes, due 2007...................   170,000             170,000
         12 3/4% Senior Subordinated
                 Debentures, due 2002  ..........         -               7,403
         Capital lease obligation................    10,997               4,083
         Other...................................     1,223               1,276
                                                  ---------          ----------
                                                    247,311             221,182
         Less current portion....................     1,479                 718
                                                  ---------          ----------
         Total long term portion.................  $245,832           $ 220,464
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

         Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At June 30, 1998, the balances under the Securitization and Revolver were $27,767 and $37,324, respectively, at interest rates ranging from 6.59% to 8.5%.

         The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At June 30, 1998, letters of credit of $402 were outstanding.

          The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on Common Stock is restricted by both the Credit Facility and the 9 1/4% Senior Subordinated Notes due 2007.

          On April 7, 1998, the Company entered into an eight-year capital lease agreement to finance $7,500 of equipment at 7.25%



6.    BUSINESS ACQUISITION

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

7.    TREASURY STOCK

     In May 1998, the Company acquired 82,056 shares of common stock from the Partnership in exchange for $1,759 of amounts receivable from the Partnership, in partial settlement of expenses incurred by the Company on behalf of the Partnership during the last several years. The common shares were acquired at their fair market value and are held in treasury. At June 30, 1998, the remaining balance due the Company was $434.


8.    LITIGATION

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

     In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), the Company, its directors and certain other of the Company's officers who are affiliated with the General Partner have been named in two putative class and derivative action lawsuits filed by certain limited partners of the Partnership. In the first action, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged,  among  other  things,  breach of  contract  with  respect  to the
     Partnership Agreement which governs the Partnership, breach of the defendants' fiduciary duty to the limited partners and the Company, that the Plan was unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs sought, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and briefing and oral argument on the appeal was completed as of January 6, 1998. On March 19, 1998, the Delaware Supreme Court issued an opinion affirming the Court of Chancery's grant of a preliminary injunction and remanded the case for further proceedings. On April 27, 1998, the Court of Chancery granted the motion of certain pro-Plan intervenors to intervene in the action, but denied their motion to disqualify plaintiffs' counsel. On May 14, 1998, the General Partner withdrew the Plan. After the withdrawal of the Plan, plaintiffs, on June 3, 1998, filed a Consolidated Third Amended and Supplemental Class and Derivative Complaint (the "Third Amended Complaint"). The Third Amended Complaint, among other things, eliminated certain requests for relief related to the Plan and added certain allegations related to the Company's Employee Stock Purchase Plan and certain options granted to certain directors and officers of the Company. In addition to the relief sought in prior complaints, the Third Amended Complaint seeks declaratory relief with respect to certain provisions of the Partnership Agreement, the invalidation of the Company's Employee Stock Purchase Plan, the invalidation of certain options granted to the Company's directors and officers, and the invalidation of certain amendments to the Company's certificate of incorporation and bylaws relating to voting by consent and the calling of special meetings. On July 20, 1998, defendants filed a motion to dismiss the Third Amended Complaint. The defendants have denied any allegation of wrongdoing.

     The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus that was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff sought, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. On April 10, 1998, plaintiff filed a motion for class certification. After the withdrawal of the Plan, defendants, on June 19, 1998, filed a motion to dismiss the claims as moot. On July 17, 1998, plaintiff moved to amend his complaint purportedly to include an additional plaintiff and additional claims for relief, including permanent injunctive relief for any violations of the securities laws in the future. This proposed amended complaint also adds the Partnership as a nominal defendant. These motions are scheduled to be heard on August 21, 1998. The defendants have denied any allegation of wrongdoing.

     On December 29, 1997, a purported derivative action was filed in the Delaware Chancery Court by a limited partner of the Partnership against certain of the Company's officers and directors with regard to certain stock options plans adopted by the Company in 1994. Both the Partnership and the Company were named as nominal defendants. The plaintiff alleged that the defendants breached their fiduciary duties by adoption of the stock option plans. The plaintiff seeks, among other things, a declaration that the stock options granted under the plans are invalid, the establishment of a constructive trust over the stock options, unspecified compensatory damages and reasonable attorneys' fees and expenses. By order dated June 23, 1998, this action was consolidated with the Delaware action described above. The defendants deny any allegation of wrongdoing and intend to vigorously contest the lawsuit.

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


Liquidity and Capital Resources

     To finance its capital expenditure program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by operating activities for the nine moths ended June 30, 1998 was $28,781, which resulted primarily from net income of $10,339, noncash charges of $17,268 and net of acquisition increases in accounts payable, income taxes payable and interest payable of $12,360, offset primarily by increases in accounts receivable, inventory and other current assets of $9,614, due principally to seasonal buildups.

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

     Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At June 30, 1998, the balances under the Securitization and Revolver were $27,767 and $37,324, respectively, at interest rates ranging from 6.59% to 8.5%.

         The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on Common Stock is restricted by both the Credit Facility and the 9 1/4% Senior Subordinated Notes due 2007. At June 30, 1998, the availability under the Credit Facility was approximately $22,274 with $402 in letters of credit outstanding.

On March 18, 1998, the Company acquired all of the outstanding shares of Novocon International, Inc., a manufacturer and marketer of steel concrete reinforcing fibers, for $6,000 in cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired of $5,293 and the liabilities assumed of $4,880 based upon the fair market value at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The operating results of the acquired business are included in the consolidated statement of operations from the date of acquisition.

         Capital expenditures planned for fiscal 1998 are approximately $60,000, subject to prevailing market conditions. Of the planned amount, $46,379 had been spent, primarily to expand capacity of the Company's manufacturing facilities.

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

Results of Operations

         The following table sets forth the percentage relationships to net sales of certain income statement items for the three and nine months ended June 30, 1998 and 1997 for the Company.

                                                           Three Months Ended                  Nine Month Ended
                                                                June 30,.                          June 30,
                                                           1998          1997                 1998         1997
                                                          -----         -----                 ----         ----


             Net sales.................................   100.0%        100.0%                100.0%       100.0%
             Cost of sales.............................    65.5          66.4                  67.7         68.0
                                                           ----          ----                  ----         ----
                Gross profit...........................    34.5          33.6                  32.3         32.0
             Selling expenses..........................    10.2           8.4                  10.8          9.2
             General and administrative
                     expenses..........................     6.6           6.6                   8.5          7.9
             Amortization of intangibles...............     0.7           0.6                   0.8          0.8
                                                            ---           ---                   ---          ---
             Operating income..........................    17.0          18.0                  12.2         14.1
             Interest expense..........................     4.4           5.0                   5.4          6.4
             Amortization of deferred
                     financing costs...................     0.2           0.2                   0.2          0.2
                                                            ---           ---                   ---          ---
             Income before provision
                         for taxes and
                     extraordinary item................    12.4          12.8                   6.6          7.5
             Provision for income taxes................     5.0           5.1                   2.7          3.1
                                                            ---           ---                   ---          ---

             Income before extraordinary item..........     7.4%          7.7%                  3.9%         4.4%
                                                            ====          ====                  ====         ====

Results of Operations for the Three Months Ended June 30

     Net sales for the third quarter of fiscal 1998 were $104,531 compared to $99,112 for the same period of fiscal 1997, an increase of $5,419, or 5.5%. Carpet backing sales for the third quarter of fiscal 1998 were $44,438 compared to $44,962 for the same period of fiscal 1997, a decrease of $524, or 1.2%, reflecting a combination of 11.4% unit growth offset by selling price reductions. Construction and civil engineering product sales for the third quarter of fiscal 1998 were $40,662 compared to $35,183 for the same period of fiscal 1997, an increase of $5,479, or 15.6%, reflecting unit volume growth. Approximately, $3,300 of this increase was related to the Novocon International, Inc. acquisition. Technical textiles sales for the third quarter of fiscal 1998 were $19,431 compared to $18,967 for the same period of fiscal 1997, an increase of $464, or 2.4%.

     Gross profit for the third quarter of fiscal 1998 was $36,049 compared to $33,350 for the same period of fiscal 1997, an increase of $2,699, or 8.1%. As a percentage of sales, gross profit increased to 34.5% from 33.6%. This increase was primarily due to lower average polypropylene costs and higher sales volume, partially offset by lower on average carpet backing selling prices.

     Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products, accounting for approximately 50% of the Company's cost of goods sold. The Company believes that the selling prices of its products have adjusted over time to reflect changes in polypropylene prices. However, higher prices of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. Due to the level of competition, the Company, historically, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices of certain product lines. The Company has not experienced any shortage of supply of polypropylene; however, continuous increases in demand or major supply disruptions without offsetting increases in manufacturing capacities could cause future supply shortages.

     Selling expenses for the third quarter of fiscal 1998 were $10,666 compared to $8,296 for the same period of fiscal 1997, an increase of $2,370, or 28.6%. As a percentage of sales, selling expenses increased from 8.4% to 10.2%. This increase was primarily due to increased expenditures for sales and support staff as well as increased marketing expenses to promote future revenue growth.

     General and administrative expenses for the Company for the third quarter of fiscal 1998 were $6,867 compared to $6,583 for the same period of fiscal
1997, an increase of $284, or 4.3%. As a percentage of sales, general and administrative expenses remained constant at 6.6%. The increase in general and administrative expenses was primarily due to increased investment in research and market development, partially offset by the timing of certain expenditures. Included in general and administrative expenses for the Partnership of $6,892 were $25, which is due the Company for expenses incurred on behalf of the Partnership.

     Operating income for the Company for the third quarter of fiscal 1998 was $17,755 as compared to $17,823 for the same period of fiscal 1997, a decrease of $68, or 0.4%. As a percentage of sales, operating income decreased to 17.0% in fiscal 1998 from 18.0% in fiscal 1997. This decrease was primarily due to higher selling, general and administrative costs, partially offset by increased sales volume on lower average polypropylene costs. Operating income for the Partnership for the third quarter of fiscal 1998 was $17,730 which included the additional general and administrative expenses discussed above.

     Interest expense for the third quarter of fiscal 1998 was $4,574 compared to $4,947 for the same period of fiscal 1997, a decrease of $373, or 7.5%, as a result of lower on average interest rates on an increased level of outstanding debt. The effective income tax rate for the three months ended June 30, 1998 and 1997 was approximately 40%.

          Net income for the Company for the third quarter of fiscal 1998 was $7,755 compared to $7,676 for the third quarter of fiscal 1997, an increase of $79, or 1.0%. Earnings before interest, taxes, depreciation and amortization ("EBITDA")1 for the third quarter of fiscal 1998 were $22,985 compared to $22,331 for the same period of fiscal 1997, an increase of $654, or 2.9%. The increase in net income, as well as EBITDA, was primarily due to the factors discussed above. Net income for the third quarter of fiscal 1998 for the Partnership was $5,122, which included the additional general and administrative expenses and the minority interest in subsidiary net income.


Results of Operations for the Nine Months Ended June 30

     Net sales for the first nine months of fiscal 1998 were $260,383 compared to $245,327 for the same period of fiscal 1997, an increase of $15,056, or 6.1%. Carpet backing sales for the first nine months of fiscal 1998 were $124,312 compared to $122,090 for the same period of fiscal 1997, an increase of $2,222, or 1.8%. Construction and civil engineering product sales for the first nine months of fiscal 1998 were $83,365 compared to $75,930 for the same period of fiscal 1997, an increase of $7,435, or 9.8%. Technical textiles sales for the first nine months of fiscal 1998 were $52,706 compared to $47,307 for same period of fiscal 1997, an increase of $5,399, or 11.4%.

     Gross profit for the first nine months of fiscal 1998 was $84,184 compared to $78,399 for the same period of fiscal 1997, an increase of $5,785, or 7.4%. As a percentage of sales, gross profit increased to 32.3% from 32.0%.

     Selling expenses for the first nine months of fiscal 1998 were $28,067 compared to $22,480 for the same period of fiscal 1997, an increase of $5,587, or 24.9%. As a percentage of sales, selling expenses increased from 9.2% to 10.8%. This increase was primarily due to increased expenditures for sales and engineering support staff, as well as increased marketing expenses to support future sales growth.

     General and administrative expenses for the Company for the first nine months of fiscal 1998 were $22,099 compared to $19,474 for the same period of fiscal 1997, an increase of $2,625, or 13.5%. As a percentage of sales, general and administrative expenses increased from 7.9% to 8.5%. The increase in general and administrative expenses was primarily due to increased research and market development activities and computer system upgrades to support anticipated Company growth. Included in general and administrative expenses for the Partnership of $22,491 was $392, which is due the Company for expenses incurred on behalf of the Partnership.

     Operating income for the Company for the first nine months of fiscal 1998 was $31,945 as compared to $34,501 for the same period of fiscal 1997, a decrease of $2,556, or 7.4%. As a percentage of sales, operating income decreased to 12.3% in fiscal 1998 from 14.1% in fiscal 1997. This decrease was primarily due to higher selling, general and administrative costs partially offset by increased sales volumes and lower on average polypropylene costs. Operating income for the Partnership for the first nine months of fiscal 1998 was $31,553, which included the additional general and administrative expenses discussed above.

     Interest expense for the first nine months of fiscal 1998 was $14,079 compared to $15,722 for the same period of fiscal 1997, a decrease of $1,643, or 10.5%, as a result of lower on average interest rates on an increased level of outstanding debt. The effective income tax rate for the first nine months of fiscal years 1998 and 1997 was approximately 40% and 41%, respectively.

     Income before extraordinary item for the Company for the first nine months of fiscal 1998, was $10,339 compared to $10,740 for the same period of fiscal 1997, a decrease of $401. EBITDA for the first nine months of fiscal 1998 were $47,153 compared to $47,694 for the first nine months of fiscal 1997, a decrease of $541, or 1.1%. The decrease in income before extraordinary item, as well as EBITDA, was primarily due to higher selling, general and administrative costs, partially offset by increased sales volumes and continued growth of higher margin business. Net income for the first nine months of fiscal 1998 for the Partnership was $6,479, which included the additional general and administrative expenses and the minority interest in subsidiary net income.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which must be adopted for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which must be adopted for fiscal quarters of fiscal years beginning after June 15,1999. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is currently evaluating the effect, if any, of implementing SFAS 133.

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

     In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), the Company, its directors and certain other of the Company's officers who are affiliated with the General Partner have been named in two putative class and derivative action lawsuits filed by certain limited partners of the Partnership. In the first action, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged,  among  other  things,  breach of  contract  with  respect  to the
     Partnership Agreement which governs the Partnership, breach of the defendants' fiduciary duty to the limited partners and the Company, that the Plan was unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs sought, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and briefing and oral argument on the appeal was completed as of January 6, 1998. On March 19, 1998, the Delaware Supreme Court issued an opinion affirming the Court of Chancery's grant of a preliminary injunction and remanded the case for further proceedings. On April 27, 1998, the Court of Chancery granted the motion of certain pro-Plan intervenors to intervene in the action, but denied their motion to disqualify plaintiffs' counsel. On May 14, 1998, the General Partner withdrew the Plan. After the withdrawal of the Plan, plaintiffs, on June 3, 1998, filed a Consolidated Third Amended and Supplemental Class and Derivative Complaint (the "Third Amended Complaint"). The Third Amended Complaint, among other things, eliminated certain requests for relief related to the Plan and added certain allegations related to the Company's Employee Stock Purchase Plan and certain options granted to certain directors and officers of the Company. In addition to the relief sought in prior complaints, the Third Amended Complaint seeks declaratory relief with respect to certain provisions of the Partnership Agreement, the invalidation of the Company's Employee Stock Purchase Plan, the invalidation of certain options granted to the Company's directors and officers, and the invalidation of certain amendments to the Company's certificate of incorporation and bylaws relating to voting by consent and the calling of special meetings. On July 20, 1998, defendants filed a motion to dismiss the Third Amended Complaint. The defendants have denied any allegation of wrongdoing.

     The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus that was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff sought, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. On April 10, 1998, plaintiff filed a motion for class certification. After the withdrawal of the Plan, defendants, on June 19, 1998, filed a motion to dismiss the claims as moot. On July 17, 1998, plaintiff moved to amend his complaint purportedly to include an additional plaintiff and additional claims for relief, including permanent injunctive relief for any violations of the securities laws in the future. This proposed amended complaint also adds the Partnership as a nominal defendant. These motions are scheduled to be heard on August 21, 1998. The defendants have denied any allegation of wrongdoing.

     On December 29, 1997, a purported derivative action was filed in the Delaware Chancery Court by a limited partner of the Partnership against certain of the Company's officers and directors with regard to certain stock options plans adopted by the Company in 1994. Both the Partnership and the Company were named as nominal defendants. The plaintiff alleged that the defendants breached their fiduciary duties by adoption of the stock option plans. The plaintiff seeks, among other things, a declaration that the stock options granted under the plans are invalid, the establishment of a constructive trust over the stock options, unspecified compensatory damages and reasonable attorneys' fees and expenses. By order dated June 23, 1998, this action was consolidated with the Delaware action described above. The defendants deny any allegation of wrongdoing and intend to vigorously contest the lawsuit.

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

--------------
1           Filed herewith




     (b)  Reports of Form 8-K

On May 18, 1998, the Partnership filed a Current Report on Form 8-K reporting the withdrawal of the Plan of Dissolution of the Partnership.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC INDUSTRIES, L.P.


By:  SI MANAGEMENT L.P.,
       General Partner

By:  SYNTHETIC MANAGEMETN G.P.,
       General Partner

By:  CHILL INVESTIMENTS, INC.,
       Managing General Partner

By:  /s/ Leonard Chill
         Leonard  Chill
         President



Dated: August 14, 1998






The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept recognized under generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.