Form 10-K405
period 1998-09-30
SYNTHETIC INDUSTRIES LP
filed 1998-12-29
CIK 901175

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                            ------------------------

    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

    / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                         Commission File Number 0-21548
                            ------------------------

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

                TITLE OF CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     None

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The units are not publicly traded. Hence, the aggregate market value is not determinable.

    The number of units outstanding as of December 28, 1998 was 800.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual report on Form 10-K for the fiscal year ended September 30, 1998 of Synthetic Industries, Inc., a Delaware corporation, are incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Synthetic Industries L.P. (the "Partnership") is a limited partnership organized under the laws of the state of Delaware. In December 1986, the Partnership acquired all of the issued and outstanding shares (the "Shares") of the capital stock of Synthetic Industries, Inc., a Delaware corporation (the "Company"). The Partnership currently owns approximately 66% of the Company's common stock, par value $1.00 per share (the "Common Stock"). The Company manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The information set forth under the heading "Business" in the Form 10-K of the Company for the fiscal year ended September 30, 1998 (the "Form 10-K") is incorporated herein by reference.

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

    The sole general partner of the Partnership is SI Management L.P., a Delaware limited partnership ("Management L.P." or the "General Partner"). The sole general partner of Management L.P. is Synthetic Management G.P. ("Synthetic G.P."). Synthetic G.P. is a Georgia general partnership whose partners are controlled by certain members of the Company's senior management. See "Directors and Executive Officers--Partners of Synthetic G.P." Since their respective dates of the formation, neither Synthetic G.P. nor Management L.P. has engaged in any business, other than Synthetic G.P. acting as the general partner of Management L.P. and Management L.P. acting as the general partner of Synthetic L.P.

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

    The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus that was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff sought, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. After the withdrawal of the Plan, defendants, on June 19, 1998, filed a motion to dismiss the claims as moot. On July 17, 1998, plaintiff moved to amend his complaint purportedly to include an additional plaintiff and additional claims for relief, including permanent injunctive relief for any violations of the securities laws in the future. The amended complaint also adds the Partnership as a nominal defendant. On September 24, 1998, the Court denied the defendants' motion to dismiss and granted plaintiff's motion to amend the complaint. The defendants have denied any allegation of wrongdoing.

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

    By letter dated October 22, 1998, a demand for indemnification was received from a customer with respect to utilization of Fibermesh-Registered Trademark-in concrete slabs in the State of California. The demand for indemnification pertained to any and all damages relating to their use of the Fibermesh-Registered Trademark-product. No lawsuits have been filed against the Company and based upon the information provided to the Company, the scope of liability and potential damages, if any, cannot be ascertained at this time. The Company has engaged outside counsel to investigate this claim and intends to vigorously defend its product.

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

    The Partnership has made no distributions of any kind since its organization in 1986. The Company is currently prohibited under a loan agreement with its senior lenders from paying cash dividends, or making certain type of capital distributions.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended September 30, 1998 have been derived from the audited consolidated financial statements of Synthetic Industries L.P. The consolidated financial statements as of September 30, 1998 and 1997 and for the three-year period ended September 30, 1998 and the independent auditor's report thereon are included in Item 8 of this Form 10-K. Dollars are in thousands, except unit and per unit information.

                                                                        YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
SUMMARY OF OPERATIONS DATA:
Net sales............................................  $  368,996  $  345,572  $  299,532  $  271,427  $  234,977
Gross profit.........................................     122,319     112,385      91,211      76,721      82,672
Operating income.....................................      48,695      50,291      37,813      28,687      41,007
Income from continuing operations before provision
  for income taxes, minority interest in subsidiary
  net income and extraordinary item..................      29,451      29,552      14,341       5,436      20,257
Income from continuing operations before minority
  interest in subsidiary net income and extraordinary
  item...............................................      17,596      17,011       7,441       1,936      11,657
Income from continuing operations attributable to
  limited partners...................................      11,314       3,165       7,367       1,917      11,540
Extraordinary item--loss from early extinguishment of
  debt...............................................      --         (11,950)     --          --          --
Net income (loss)....................................      11,429       3,197       7,441       1,936      11,657
Income from continuing operations per limited
  partnership unit...................................  $   14,143  $    3,956  $    9,209  $    2,396  $   14,425
Limited partnership units outstanding................         800         800         800         800         800

                                                                             AS OF SEPTEMBER 30,
                                                            ------------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                            ----------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital...........................................  $   85,602  $  88,032  $  63,418  $  69,041  $  44,116
Total assets..............................................     439,851    394,795    323,756    312,302    287,935
Long-term debt............................................     236,843    220,464    194,353    192,048    172,490
Partners' Capital.........................................      80,545     68,876     65,185     57,758     55,819

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

    As previously discussed, since its organization in 1986 and subsequent admission of Limited Partners, the Partnership has conducted no business except owning and voting the Shares. As a result of its public offering of Common Stock in November 1996, the Company had 8,668,750 shares of Common Stock outstanding as of September 30, 1998, of which approximately 66% was owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest, $663 due the Company and amounts paid by the Company on behalf of the Partnership relating to the Plan. As a result, the discussion and analysis of financial condition and results of operations presented below relates to the operations of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30(th).

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

OVERVIEW

    The Company's net sales in recent years have increased due to a variety of factors, including generally increasing sales volumes as a result of growing demand for the Company's products, the Company's ability to expand its markets through development of new products and acquisitions.

    The Company's gross profit has increased due primarily to increasing sales volumes, continued diversification of its product line in higher margin business and lower on average polypropylene costs, partially offset by lower average selling prices due to decreases in the price of polypropylene. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products today, accounting for approximately 50% of the Company's cost of sales. The Company believes that the selling prices of many of its products have adjusted over time to reflect changes in polypropylene prices.

    The following table sets forth the Partnership's percentage relationships to net sales of certain statements of operations items:

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
Net sales.............................................................................      100.0%     100.0%     100.0%
Cost of sales.........................................................................       66.9       67.5       69.5
                                                                                        ---------  ---------  ---------
  Gross profit........................................................................       33.1       32.5       30.5
Selling expenses......................................................................       10.6        9.2        9.2
General and administrative expenses...................................................        8.5        8.0        7.8
Amortization of intangibles...........................................................        0.8        0.7        0.9
                                                                                        ---------  ---------  ---------
Operating income......................................................................       13.2       14.6       12.6
Interest expense......................................................................        5.0        5.8        7.6
Amortization of deferred financing costs..............................................        0.2        0.2        0.2
                                                                                        ---------  ---------  ---------
Income before provision for income taxes, minority interest in subsidiary net income
  and extraordinary item..............................................................        8.0        8.6        4.8
Provision for income taxes............................................................        3.2        3.6        2.3
                                                                                        ---------  ---------  ---------
Income before minority interest in subsidiary net income and extraordinary Item.......        4.8%       5.0%       2.5%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for fiscal 1998 were $368,996 compared to $345,572 for fiscal 1997, an increase of $23,424, or 6.8%. Carpet backing sales for fiscal 1998 were $168,998 compared to $166,219 for fiscal 1997, an increase of $2,779, or 1.7%, reflecting higher unit volume, partially offset by lower average selling prices. Construction and civil engineering product sales for fiscal 1998 were $128,318 compared to $114,611 for fiscal 1997, an increase of $13,707, or 12.0%, reflecting increased unit volume in fiber reinforced concrete and geosynthetic product sales. The Novocon Acquisition contributed approximately $7,000 of this revenue. Technical textiles sales for fiscal 1998 were $71,680 compared to $64,742 for fiscal 1997, an increase of $6,938, or 10.7%.

    Gross profit for fiscal 1998 was $122,319, compared to $112,385 for fiscal 1997, an increase of $9,934, or 8.8%. As a percentage of sales, gross profit increased to 33.1% in fiscal 1998 from 32.5% in fiscal 1997. This increase was primarily due to lower on average polypropylene costs and higher sales volume, partially offset by lower average selling prices.

    The Company's improvement in gross profit performance also reflects its diversification strategy for its products as well as its primary raw material. The Company expects that sales of construction and civil engineering products will continue to be of increasing importance to the Company's overall sales. Reflecting the success of this strategy, sales of carpet backing, although growing, continue to decrease as a percentage of total sales and now represent 45.8% of fiscal 1998 total net sales. In addition, the Company continues to expand its polyester-based product offerings and, with the Novocon Acquisition, now includes steel fibers in its line of concrete reinforcing fibers.

    Selling expenses for fiscal 1998 were $39,358 compared to $31,801 for fiscal 1997, an increase of $7,557, or 23.8%. As a percentage of sales, selling expenses increased from 9.2% in fiscal 1997 to 10.6% in fiscal 1998. General and administrative expenses for the Company for fiscal 1998 were $30,857 compared to $26,562 for fiscal 1997, an increase of $4,295, or 16.2%. As a percentage of sales, general and administrative expenses increased from 7.7% in fiscal 1997 to 8.3% in fiscal 1998. The increase in selling, general and administrative expenses was primarily due to an increase in research and market development costs from approximately $4,200 in fiscal 1997 to approximately $8,100 in fiscal 1998, a $2,000 increase in engineering support staff to continue to educate the marketplace about the benefits of the Company's products, and a $1,500 increase in advisory and consulting fees to improve operating efficiencies. Included in general and administrative expenses for the Partnership is $622, which is due the Company, for expenses incurred on behalf of the Partnership.

    Operating income for fiscal 1998 was $49,317 as compared to $51,430 for fiscal 1997, a decrease of $2,113, or 4.1%. As a percentage of sales, operating income decreased to 13.4% in fiscal 1998 from 14.9% in fiscal 1997. This decrease was primarily due to higher selling, general and administrative costs which offset improved gross margins.

    Interest expense for fiscal 1998 was $18,515 compared to $20,085 for fiscal 1997, a decrease of $1,570, or 7.8%, due to lower average interest rates on an increased level of outstanding debt and the capitalization of interest related to machinery and equipment installation. The effective income tax rate was 39% in fiscal year 1998 and 41% in fiscal 1997 before the effect of the extraordinary item. The provision for income taxes includes the recognition of additional state income tax credits of approximately $600 during fiscal 1998.

    Income from continuing operations for the Company in fiscal 1998 was $18,218 compared to $18,150 for fiscal 1997, an increase of $68. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1998 was $69,849 compared to $69,011 for fiscal 1997, an increase of $838, or 1.2%. The increase in the Company's income before extraordinary item, as well as EBITDA, was primarily due to the factors discussed above. Income per share on a diluted basis for fiscal 1998 was $2.03 compared to $2.08 before extraordinary item for fiscal 1997 on increased weighted average shares outstanding of 275,856 or 3.2%.

FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales for fiscal 1997 were $345,572 compared to $299,532 for fiscal 1996, an increase of $46,040, or 15.4%. Carpet backing sales for fiscal 1997 were $166,219 compared to $146,491 for fiscal 1996, an increase of $19,728, or 13.5%. This increase was primarily due to higher unit volume in both primary and secondary carpet backing. Construction and civil engineering product sales for fiscal 1997 were $114,611 compared to $97,043 for fiscal 1996, an increase of $17,568, or 18.1%. This increase was primarily due to a 10.5% increase in Fibermesh-Registered Trademark- sales and a 22.3% increase in geosynthetic sales. Technical textiles sales for fiscal

1997 were $64,742 compared to $55,998 for fiscal 1996, an increase of $8,744, or 15.6%, of which the Spartan Acquisition added approximately $8,600.

    Gross profit for fiscal 1997 was $112,385, compared to $91,211 for fiscal 1996, an increase of $21,174, or 23.2%. As a percentage of sales, gross profit increased to 32.5% from 30.5%. This increase was due to increased sales volume and growth of higher margin business, coupled with slightly lower average polypropylene costs as compared to the prior year.

    Selling expenses for fiscal 1997 were $31,801 compared to $27,488 for fiscal 1996, an increase of $4,313, or 15.7%. As a percentage of sales, selling expenses remained at 9.2%. General and administrative expenses for fiscal 1997 for the Company were $26,562 compared to $22,657 for fiscal 1996, an increase of $3,905, or 17.2%. As a percentage of sales, general and administrative expenses increased from 7.6% to 7.7%. The increase in selling, general and administrative expenses was primarily due to infrastructure expenditures, to support anticipated Company growth, coupled with an increase in research and market development costs from $2,940 in fiscal 1996 to $4,200 in fiscal 1997. Included in general and administrative expenses for the Partnership is $1,139, which is due the Company, for expenses incurred on behalf of the Partnership relating to the Plan.

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

    Income before extraordinary item for the Company in fiscal 1997 was $18,150 compared to $8,102 for fiscal 1996, an increase of $10,048. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1997 was $69,011 compared to $54,074 for fiscal 1996, an increase of $14,937, or 27.6%. The increase in the Company's income before extraordinary item, as well as EBITDA, was primarily due to the factors discussed above.

    Income per share on a diluted basis before extraordinary item for fiscal 1997 was $2.08 compared to $1.37 for fiscal 1996 on increased weighted average shares outstanding of 2,788,956 or 47.0%, resulting from the Offering. Pro forma income per share before extraordinary item, assuming the net proceeds from the Offering and the issuance of the Notes (as defined hereunder) were used to reduce outstanding indebtedness and the shares issued in the Offering were outstanding as of the beginning of each respective period, would have been $2.10 and $1.28 for fiscal 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Net cash provided by operating activities was $42,344, $25,129, and $31,421 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

    Net cash provided by operating activities for the Company in fiscal 1998 consisted primarily of net income of $18,218 and noncash charges of $26,225. Net cash provided by operating activities for the Company in fiscal 1997 and 1996 resulted primarily from net income of $6,200 and $8,102, respectively, after deducting $19,431 for the extraordinary loss on early extinguishment of debt for fiscal 1997 and deducting non-cash charges of $21,026, and $20,723 and net working capital changes of approximately

($21,528) and $2,596 for each respective period. In fiscal 1997 the changes included increased inventory and accounts payable balances resulting primarily from higher inventory quantities and slightly higher on average polypropylene costs.

    The net proceeds from financing and operating activities in fiscal 1998 were utilized to fund capital expenditures and an acquisition of approximately $46,100 and $6,000, respectively. The remaining balance due for the Novocon Acquisition of $1,302 was paid on December 11, 1998. Capital expenditures planned for fiscal 1999 are approximately $25,000, primarily to expand the capacity of the Company's manufacturing facilities, subject to prevailing market conditions. Capital expenditures in fiscal 1997, including an acquisition, and 1996 were approximately $63,000 and $29,000, respectively.

    On April 7, 1998, the Company entered into an eight-year capital lease agreement to finance additional equipment of approximately $7,500 with an interest rate of 7.25%. On October 4, 1998, the Company entered into an eight-year capital lease for the acquisition of equipment of $5,300 at an interest rate of 7.03%. The proceeds were primarily used to repay the balance of the May 15, 1996 capital lease of $3,416.

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

    On November 1, 1996, the Company received net proceeds of approximately $34,000 (after payment of underwriting discounts and commissions and expenses) from the sale of 2,875,000 shares of Common Stock in an underwritten public offering. These proceeds, together with the proceeds received from the issuance of the Notes, were utilized primarily to retire approximately $133,000 of the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), pay the related call premium and prepayment costs and fees associated with the refinancing of $15,920, pay debt issuance costs of $5,525 and to repay approximately $21,900 of certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and BankBoston, as agent. In connection therewith, the Company recorded an extraordinary loss of $11,950 during the second quarter of fiscal 1997.

    On December 1, 1997, the Company redeemed the remaining $7,403 aggregate principal amount of the Debentures at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.

    On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five year credit facility (the "Credit Facility"). The Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a newly formed subsidiary, Synthetic Industries Funding Corporation, (the "Securitization"), and a $60 million senior secured revolver facility (the "Revolver"). Securitization and Revolver borrowings are collateralized by the Company's accounts receivables and substantially all of the assets of the Company, excluding real property, respectively.

    Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Revolver borrowings are determined by the operational performance of the Company. At September 30, 1998, the balances under the Securitization and Revolver were $29,162 and $30,022, respectively, at interest rates ranging from 6.27% to 8.5%.

    The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At September 30, 1998, letters of credit of $402 were outstanding.

    The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its Common Stock is restricted by both the New Credit Facility and the Notes. At September 30, 1998, the availability under the Credit Facility was approximately $30,800.

    At September 30, 1998, the Company's total outstanding indebtedness amounted to $242,343. Such indebtedness consists of borrowings under the Credit Facility of $59,184, $170,000 aggregate principal amount of the Notes, outstanding capital lease obligations, mortgage, and a short-term note of $13,159. Cash interest paid during fiscal 1998, 1997 and 1996 was $21,232, $23,642, and $23,176, respectively.

    On November 18, 1998, the Company announced its plans to combine its non-woven manufacturing facilities in the first half of fiscal 1999. The move is expected to increase operating efficiencies by reducing overhead costs and centralizing production in a modern facility. The Company estimates that $5,000 to $6,000 of pre-tax costs will be incurred relating to the plant combination. The combination is expected to be completed in June 1999, and the Company expects pre-tax savings will be approximately $1,500 to $2,000 annually.

    Based on current levels of operations and anticipated growth, the Company's management expects net cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the New Credit Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.

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

    Presented below is a summary of the Partnership's unaudited consolidated quarterly financial information for the years ended September 30, 1998 and 1997:
(Amounts are in thousands of dollars except limited partnership units outstanding)

                                                                               THREE MONTHS ENDED
                                                               ---------------------------------------------------
FISCAL 1998                                                    DECEMBER 31    MARCH 31     JUNE 30    SEPTEMBER 30
-------------------------------------------------------------  ------------  -----------  ----------  ------------
Net sales....................................................   $   76,581    $  79,271   $  104,531   $  108,613
Operating income.............................................        7,034        6,788       17,730       17,143
Net income...................................................          710          647        5,122        4,950
Income per limited partnership unit..........................          881          801        6,339        6,124
Weighted average units outstanding...........................          800          800          800          800

FISCAL 1997
-------------------------------------------------------------
Net sales....................................................   $   70,857    $  75,358   $   99,112   $  100,245
Operating income.............................................        7,332        9,391       17,711       15,857
Income before extraordinary item.............................          589        5,650        5,015        3,893
Net income (loss)............................................          589       (6,300)(a)      5,015       3,893
Income(loss) per limited partnership unit....................          729       (7,796)(a)      6,206       4,817
Weighted average units outstanding...........................          800          800          800          800

------------------------

    (a) Includes an extraordinary loss of $11,950 from the early extinguishment of debt. See Note 9.

YEAR 2000 READINESS DISCLOSURES

    The Company is preparing its computer systems and hardware to deal with the issues related to the year 2000. This is necessary because certain computer programs have been written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as the year 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the year 2000.

    In January 1998, the Company formally implemented a plan to become year 2000 compliant. The Company is evaluating and testing business and technical information system hardware and software as to year 2000 compliance and functionality. Planned application testing is 66% complete. The Company's basic integrated software applications, Infinium and CAMS, are represented to be year 2000 compliant by their respective vendors and testing to date has verified vendor representations. Minimal code renovations were necessary in CAMS and have been completed. The last phase of testing is scheduled to be completed on or before March 1999, although test validation processes will be ongoing, thereby providing sufficient time to handle unforeseen contingencies and respond to external year 2000 issues that affect the Company and the Company's business partners. The inventory process and assigning priorities are complete for manufacturing process control, instrumentation and embedded systems. Documentation from respective equipment manufacturers and resources is approximately 85% complete. The Company believes that the repair of this equipment is approximately 95% complete, with all testing of this equipment to be scheduled and completed by mid 1999. Contingency planning for this equipment is in process and scheduled for completion by fiscal year-end 1999. The Company has also been proactive in contact with external business partners to communicate and exchange status information.

    In fiscal 1998 the costs for addressing year 2000 issues were approximately $225 and have been expensed as incurred. The Company does not believe that future costs will have a material adverse effect on the Company's results of operations or financial condition.

    In the event that the efforts of this program do not address all potential system problems, the Company is developing contingency plans to ensure that it will be able to operate the critical areas of its business. This process includes developing alternative plans to engage in business activities with customers and suppliers who may not be year 2000 compliant. These plans will be monitored for completion as we approach the year 2000. There can be no assurance that the efforts or the contingency plans related to the Company's systems or those of third parties relied upon will be successful or that any failure to convert, upgrade, or appropriately plan for contingencies would not have a material adverse effect on the Company's results of operations or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which must be adopted for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 will not have a material effect on the Company's results of operations or financial condition.

    Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect SFAS 131 will have on its financial statement presentation.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which must be adopted for fiscal quarters of fiscal years beginning after June 15,1999. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 will not have a material effect on the Company's results of operations or financial condition

FORWARD LOOKING STATEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISK

    The Company faces minimal interest rate risk exposure in relation to its outstanding debt of $242,343 at September 30, 1998. Of this amount $59,184, under the Credit Facility, is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

COMMODITY PRICE RISK

    The Company is a purchaser of certain commodities, primarily polypropylene. The Company does not use commodity futures for hedging purposes. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products today, accounting for approximately 50% of the Company's cost of goods sold.

    The price of polypropylene is determined by the supply and demand for the product. Historically, the creation of additional capacity has helped to relieve supply and pricing pressures although there can be no assurance that this will continue to be the case. According to a September 1998 report by Chemical Data Inc., a monthly petrochemical and plastics analysis publication, annual polypropylene capacity in North America is expected to rise from 12.6 billion pounds per year for 1996 to 15.0 billion pounds per year for 1998, and to 19.3 billion pounds per year by the year 2000, a 10.8% compounded growth rate. Although in fiscal 1998 supply increased faster than demand, the Company expects polypropylene prices to remain basically unchanged in fiscal year 1999 as supply and demand stabilize.

    An increase in the price of polypropylene for a prolonged period without an increase in the selling prices of the Company's products could have a material effect on the Company's earnings and cash flows. The Company believes that the selling prices of many of its products have adjusted over time to reflect changes in polypropylene prices.

CURRENCY RISK

    The Company faces currency risk exposure that arises from translating the results of its United Kingdom operations to the U.S. dollar. The currency risk exposure is not material as the United Kingdom division's operations do not have a material impact on the Company's earnings.

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

    The general partners of Synthetic G.P. are the following Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc., and Wright Investments, Inc. Each of Leonard Chill, Jon P. Beckman, W. Wayne Freed, Ralph A. Kenner and W. Gardner Wright, Jr. is the sole director and the controlling stockholder of one of Synthetic G.P.'s general partners., Messrs. Chill, Kenner, Freed and Wright are executive officers of the Company. Mr. Chill also serves as director of the Company.

    The following table sets forth certain information concerning each of the executive officers and directors of the Company:

NAME                                            AGE                         POSITION AND OFFICES HELD
------------------------------------------      ---      ---------------------------------------------------------------
Leonard Chill.............................          66   President, Chief Executive Officer and Director
Joseph F. Dana............................          51   Chief Operating Officer, General Counsel and Director
Joseph Sinicropi..........................          44   Chief Financial Officer and Secretary
W. Wayne Freed............................          63   Vice President--Market Development
Ralph Kenner..............................          54   Vice President--Manufacturing
C. Ted Koerner............................          49   Vice President--General Manager Construction/Civil Engineering
                                                         Products Group
John Michael Long.........................          55   Vice President--General Manager Technical Textiles Group
William Gardner Wright, Jr................          69   Vice President--General Manager Carpet Backing
Bobby Callahan............................          56   Controller
Richard E. Hingson........................          43   Vice President--Technical Services
Lee J. Seidler(1).........................          63   Director
William J. Shortt(1)......................          73   Director
Robert L. Voigt(1)........................          80   Director

------------------------

(1) Member of Compensation Committee and Audit Committee.

    Directors of the Company are elected each year at the annual meeting of stockholders. The Company's officers serve at the discretion of the Board.

    LEONARD CHILL, age 66, joined the Company in December 1973 as President and was appointed Chief Executive Officer in 1986. He has been a director since 1986. From 1967 until joining the Company, he held a number of positions with Thiokol Corporation in its Fibers Division, including that of General Manager. Mr. Chill is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P., the entity which is the sole general partner of the general partner of the Partnership. In addition, Mr. Chill is a director of Synthetic Textiles Ltd.

    JOSEPH F. DANA, age 51, was appointed Chief Operating Officer and General Counsel in May 1997. Prior to joining the Company, Mr. Dana had been engaged in the private practice of law for over twenty years and had been a member of the law firm Watson & Dana, LaFayette, Georgia, since its formation in 1978, serving as general counsel to the Company since 1987. He has been a Director since 1993.

    JOSEPH SINICROPI, age 44, joined the Company in 1995 as Chief Accounting Officer. He was named Chief Financial Officer and Secretary in February 1996. Prior to joining the Company, he was an audit senior manager in the international accounting firm of Deloitte & Touche LLP from 1985 to 1995.

    W. WAYNE FREED, age 63, joined the Company in 1981 and became Vice President--Market Development in 1987. Prior thereto, he had 28 years experience in the textile industry. Mr. Freed is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

    RALPH KENNER, age 54, has been Vice President--Manufacturing since 1984. He joined the Company in 1974 as Director, Industrial Relations and served in that capacity until 1976. In 1976, he was appointed Plant Manager and served in that capacity until 1984. Mr. Kenner is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

    C. TED KOERNER, age 49, joined the Company in 1990 and became Vice President--Construction Products Division in 1993. He was named Vice President--General Manager of the Construction/Civil Engineering Products Group in 1995. Prior thereto, Mr. Koerner was an engineer with the Ohio Department of Transportation; a sales engineer, product supervisor and regional engineer with Armco Steel Corporation; and a sales manager with National Seal Corporation.

    JOHN MICHAEL LONG, age 55, was Vice President--Nonwoven Fabrics from 1991 to 1996 at which time he was named Vice President--General Manager of the Technical Textiles Group. Prior thereto, he held a variety of managerial positions with Spartan Mills, a manufacturer of nonwoven geotextile fabrics. During his last five years at Spartan, he was Vice President and General Manager.

    WILLIAM GARDNER WRIGHT, JR., age 69, was Vice President--Marketing and Sales from 1983 to 1996 at which time he was named Vice President-General Manager of the Carpet Backing Division. From 1977 until 1983, he was President of Synca Marketing Corp., a textile sales agency which served as a sales agent for the Company's primary carpet backing, as well as the products of other manufacturers. Mr. Wright is a director of the Sun Trust Bank of Northwest Georgia. Mr. Wright is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

    BOBBY CALLAHAN, age 56, joined the Company in 1977 and has been Controller since 1980. Prior thereto, he held a variety of financial management positions in the carpet industry.

    RICHARD E. HINGSON, age 43, joined the Company in 1984 as Quality Control Manager and became Technical Director in 1989. He was promoted to Vice President--Technical Services in 1997. Prior thereto, he held a variety of managerial positions with Amoco Fabrics Company, a producer of polypropylene and polyethylene yarns and fabrics.

    LEE J. SEIDLER, age 63, was professor of accounting and Price Waterhouse professor of auditing at New York University. Dr. Seidler was Senior Managing Director at Bear, Stearns & Co. Inc. from 1981 to 1989. He is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus. Dr. Seidler is a director of the Shubert Foundation, The Shubert Organization, and Players International, Inc. and has been a director of SafeCard Services, Inc. and Eastbank, N.A. He has been a Director since 1993.

    WILLIAM J. SHORTT, age 73, retired from Johnson & Johnson in 1989. From 1977 to 1989, he was Director of Government and Trade Relations, Southeast at Johnson & Johnson. Mr. Shortt has also been a director of Standard Telephone Company, Standard Group Inc., and First National Bank of Habersham. He has been a Director since 1993.

    ROBERT L. VOIGT, age 80, served as a consultant to Dixie Yarns Inc. from 1985 until his retirement at the end of 1991. Mr. Voigt also served as a director of Dixie Yarns, Inc. from 1981 to 1987. He has been a Director since 1993.

ITEM 11. REMUNERATION OF DIRECTORS AND OFFICERS

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

EXECUTIVE COMPENSATION

    The following table sets forth information regarding aggregate cash compensation, stock option awards and other compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers for services rendered in all capacities to the Company and its subsidiaries in the fiscal years 1996 to 1998.

                                                                                                       LONG-TERM
                                                                      ANNUAL COMPENSATION            COMPENSATION
                                                              -----------------------------------       AWARDS
                                                   FISCAL                                OTHER     -----------------
                                                    YEAR                                ANNUAL        SECURITIES       ALL OTHER
                   NAME AND                         ENDED                               COMPEN-       UNDERLYING        COMPEN-
              PRINCIPAL POSITION                  SEPT. 30    SALARY($)    BONUS($)    SATION($)      OPTIONS(#)       SATION($)
              ------------------                 -----------  ----------  ----------  -----------  -----------------  -----------
Leonard Chill..................................        1998   $  280,000  $  137,058   $   7,360              --       $  10,424(1)
  Chief Executive                                      1997      270,163     144,720       2,168              --          10,174(1)
  Officer and President                                1996      254,871     118,119       2,170              --           9,924(1)
Joseph F. Dana.................................        1998   $  225,000  $   77,580   $  12,932              --       $   5,000(2)
  Chief Operating Officer                              1997(3)    118,100     75,000       6,586              --             -0-
  and General Counsel                                  1998   $  170,000  $   72,408   $  12,932              --       $   5,000(2)
Joseph Sinicropi...............................        1997      132,500      51,840       5,312              --           4,750(2)
  Chief Financial Officer                              1996      125,000      55,960         720              --           4,500(2)
Ralph Kenner...................................        1998   $  171,000  $   71,546   $   5,577              --       $   4,800(2)
  Vice President--Manufacturing                        1997      154,731      69,768       5,771              --           4,750(2)
                                                       1996      145,973      55,063       5,395              --           4,170(2)
William Gardner Wright, Jr.....................        1998   $  249,803  $   86,411   $   3,183              --       $   5,000(2)
  Vice President--General Manager--                    1997      249,803      91,800         427              --           4,750(2)
  Carpet Backing Division                              1996      235,664      81,920         700              --           4,170(2)

------------------------

(1) These amounts consist of $5,424 of insurance premiums paid by the Company under a term life insurance policy in each of 1998, 1997 and 1996, and $5,000, $4,750 and $4,500 contributed by the Company under its 401(k) plan in 1998, 1997 and 1996, respectively.

(2) These amounts represent the annual contribution made by the Company under its 401(k) Plan in the respective year.

(3) Mr. Dana assumed his duties as Chief Operating Officer and General Counsel on June 1, 1997.

OPTION GRANTS

    The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the grants of options made under the Company's 1994 and 1996 Stock Option Plan[S] during fiscal 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                             INDIVIDUAL GRANTS                                           VALUE AT
                                       ------------------------------                              ASSUMED ANNUAL RATES
                                         NUMBER OF      PERCENT OF                                    OF STOCK PRICE
                                        SECURITIES     TOTAL OPTIONS                                 APPRECIATION FOR
                                        UNDERLYING      GRANTED TO     EXERCISE OF                      OPTION TERM
                                          OPTION       EMPLOYEES IN    BASE PRICE    EXPIRATION    ---------------------
NAME                                    GRANTED(#)      FISCAL YEAR      ($/SH)         DATE         5%($)      10%($)
-------------------------------------  -------------  ---------------  -----------  -------------  ---------  ----------
Leonard Chill........................       --              --             --            --           --          --
Joseph F. Dana.......................       10,100           12.48%     $   15.00          7/08    $  98,022  $  258,617
Joseph Sinicropi.....................        6,200            7.66%         15.00          7/08       60,172     158,755
Ralph Kenner.........................       --              --             --            --           --          --
William Gardner Wright, Jr...........       --              --             --            --           --          --

                         OPTION EXERCISES AND HOLDINGS

    The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during fiscal 1998 and unexercised options held as of the end of fiscal 1998, which include grants made under the Company's 1994 and 1996 Stock Option Plans.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                            VALUE OF
                                                                                                          UNEXERCISED
                                                                                 NUMBER OF SECURITIES     IN-THE-MONEY
                                             SHARES                             UNDERLYING UNEXERCISED     OPTIONS AT
                                            ACQUIRED                            OPTIONS AT FY-END (1)        FY-END
                                               ON                VALUE        --------------------------  ------------
NAME                                      EXERCISE (#)       REALIZED ($)     EXERCISABLE  UNEXERCISABLE  EXERCISABLE
--------------------------------------  -----------------  -----------------  -----------  -------------  ------------
Leonard Chill.........................             --                 --         100,243        45,039    $  554,342(2)
Joseph F. Dana........................             --                 --         169,506            --       284,920(3)
Joseph Sinicropi......................             --                 --          38,194        14,494        87,902(4)
Ralph Kenner..........................             --                 --          35,289        18,582       195,147(2)
William Gardner Wright, Jr............             --                 --          35,289        18,582       195,147(2)


NAME                                    UNEXERCISABLE
--------------------------------------  -------------
Leonard Chill.........................   $ 249,067(2)
Joseph F. Dana........................            --
Joseph Sinicropi......................      80,149(2)
Ralph Kenner..........................     102,760(2)
William Gardner Wright, Jr............     102,760(2)

------------------------

(1) Any shares of Common Stock received upon the exercise of options are subject to "lock-up" agreements with the underwriters of the Common Stock Offering.

(2) Based on the September 30, 1998 price ($16.25 per share) less the exercise price ($10.72 per share) payable for such shares.

(3) Based on the September 30, 1998 price ($16.25 per share) less the exercise prices of $6.83 for 28,906 shares and $15.00 for 10,100 shares.

(4) Based on the September 30, 1998 price ($16.25 per share) less the exercise prices of $10.72 for 14,494 shares and $15.00 for 6,200 shares.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                            VALUE OF
                                                                                                          UNEXERCISED
                                                                                 NUMBER OF SECURITIES     IN-THE-MONEY
                                             SHARES                             UNDERLYING UNEXERCISED     OPTIONS AT
                                            ACQUIRED                            OPTIONS AT FY-END (1)        FY-END
                                               ON                VALUE        --------------------------  ------------
NAME                                      EXERCISE (#)       REALIZED ($)     EXERCISABLE  UNEXERCISABLE  EXERCISABLE
--------------------------------------  -----------------  -----------------  -----------  -------------  ------------
Leonard Chill.........................             --                 --         100,243        45,039    $  554,342(2)
Joseph F. Dana........................             --                 --         169,506            --       284,920(3)
Joseph Sinicropi......................             --                 --          38,194        14,494        87,902(4)
Ralph Kenner..........................             --                 --          35,289        18,582       195,147(2)
William Gardner Wright, Jr............             --                 --          35,289        18,582       195,147(2)


NAME                                    UNEXERCISABLE
--------------------------------------  -------------
Leonard Chill.........................   $ 249,067(2)
Joseph F. Dana........................            --
Joseph Sinicropi......................      80,149(2)
Ralph Kenner..........................     102,760(2)
William Gardner Wright, Jr............     102,760(2)

------------------------

(1) Any shares of Common Stock received upon the exercise of options are subject to "lock-up" agreements with the underwriters of the Common Stock Offering.

(2) Based on the September 30, 1998 price ($16.25 per share) less the exercise price ($10.72 per share) payable for such shares.

(3) Based on the September 30, 1998 price ($16.25 per share) less the exercise prices of $6.83 for 28,906 shares and $15.00 for 10,100 shares.

(4) Based on the September 30, 1998 price ($16.25 per share) less the exercise prices of $10.72 for 14,494 shares and $15.00 for 6,200 shares.

DESCRIPTION OF CERTAIN EMPLOYMENT AGREEMENTS

    Each of Messrs. Chill, Dana, Sinicropi and Kenner (the "Executives") are employed by the Company pursuant to individual employment agreements effective as of September 24, 1998 (the "Effective Date"). The term of employment under these agreements is twenty-five months from the Effective Date in the case of Messrs. Chill and Kenner, three years from the Effective Date in the case of Mr. Sinicropi and four years from the Effective Date in the case of Mr. Dana; provided that on each anniversary of the month following the [first] Effective Date (or, in the case of Mr. Dana, the second Effective Date), and each successive month, the term is automatically extended for one successive month, providing a minimum remaining term of two years, unless either party terminates the agreement by written notice. The current annual salaries for Messrs. Chill, Dana, Sinicropi and Kenner pursuant to these agreements are $280,000, $225,000, $170,000 and $171,000, respectively, and are subject to annual review by the Board.

    The Company has the right to terminate the Executive's employment for "cause" or "without cause," in each case as defined in the applicable employment agreement. In the event that an Executive is terminated by the Company "without cause," other than following a "Change in Control" (as defined below), the Executive is entitled to receive (a) his base salary at the rate in effect on the date of termination of employment for a period of one and one-half years from the date of termination, (b) any unpaid, accrued amounts under the annual incentive plan, (c) a pro rata payment under the annual incentive plan for the termination year, (d) a payment equal to the three year average of incentive payments received under the Company's annual incentive plan and (e) certain other supplemental insurance coverages. Under these employment agreements, a "Change in Control" occurs when (i) any person or group becomes the beneficial owner of capital stock of the Company representing 35% of all the voting stock,
(ii) the members of the Board on the Effective Date cease to constitute a majority of the Board, (iii) the Company combines with another entity and a person holds more than 35% of the voting stock of the Company or the Company's directors, as of the date immediately before such combination, constitute less than a majority of the board of directors of the combined entity, (iv) the Company's stockholders approve a merger, consolidation or share exchange that results in the conversion or exchange of the Company's voting stock or the Company's stockholders holding less than 50% of the combined voting power of the surviving entity, (v) any event that would constitute a change of control (as defined under Regulation 14A of the Securities Act of 1933, as amended) of the Partnership, or (vi) the removal of the general partner of the Partnership or the appointment of a liquidating trustee not approved by the general partner or the Board.

    If either Mr. Chill or Mr. Kenner is terminated by the Company "without cause" prior to the occurrence of a Change in Control and it can be shown such termination occurred in connection with, prior to or in anticipation of the Change in Control or, if following a Change in Control, either Mr. Chill or Mr. Kenner is terminated by the Company other than for "cause," (and, in the case of Mr. Chill, he terminates his employment within 120 days following the Change in Control or thereafter terminates his employment for "good reason" (as defined in the employment agreement)), he is entitled to (i) all accrued and unpaid compensation and benefits, (ii) a lump sum payment equal to one and one-half times his annual base salary, plus two times the incentive payments under the annual incentive plan for the year in which the Change in Control occurs or the prior year, whichever is greater, (iii) unpaid, accrued amounts under the annual incentive plan and a payment that equals the average of the incentive payment received by him under the annual incentive plan for the immediately preceding three years and (iv) certain other supplemental insurance coverages. In the event of a Change in Control, whether or not Mr. Chill's or Mr. Kenner's employment continues with the Company, all options granted to them under any of the Company's stock option plans shall vest immediately on the date of the Change in Control.

    If either Mr. Dana or Mr. Sinicropi is terminated by the Company "without cause" prior to the occurrence of a Change in Control and it can be shown such termination occurred in connection with, prior to or in anticipation of the Change in Control or, if following a Change in Control, either Mr. Dana or Mr. Sinicropi is terminated by the Company other than for "cause," terminates his employment within 120 days following the Change in Control or thereafter terminates his employment for "good reason" (as defined in the applicable employment agreement), he is entitled to (i) all accrued and unpaid compensation and benefits, (ii) a lump sum payment equal to two and one-half times his annual base salary, plus two times the incentive payments under the annual incentive plan for the year in which the Change in Control occurs or the prior year, whichever is greater, (iii) unpaid, accrued amounts under the annual incentive plan and a payment that equals the average of the incentive payment received by him under the annual incentive plan for the immediately preceding three years,
(iv) certain other supplemental insurance coverages and (vi) reimbursement for excise taxes, if any, due in connection with the termination compensation described above. In the event of a Change in Control, whether or not Mr. Dana's or Mr. Sinicropi's employment continues with the Company, all options granted to them under any of the Company's stock option plans shall vest immediately on the date of the Change in Control.

    In the event that the Executive's employment is terminated for disability or death, he (or his estate) is to be paid (a) his base salary accrued through the date of termination and (b) any unpaid, accrued amounts under the annual incentive plan. In the case of termination by reason of death, the Executive is also entitled to a payment under the annual incentive plan equal to the pro rata amount due for the termination year.

    Each of these employment agreements also provides that the Executive is restricted from soliciting customers or employees or engaging in certain restricted activities on behalf of any entity which engages in businesses similar to that of the Company until two years after the date his employment ends for any reason, for which he will be paid an amount equal to one-half his base salary as in effect on the date of termination of employment.

    Mr. Wright is employed by the Company pursuant to an employment agreement effective as of September 6, 1996 (the "Effective Date"). The term of employment under this agreement is three years from the Effective Date; provided that on each anniversary of the month following the first Effective Date, and each successive month, the term is automatically extended for one successive month, providing a minimum remaining term of two years, unless either party terminates the agreement by written notice. The current annual salary for Mr. Wright pursuant to this agreement is $249,803, and is subject to annual review by the Board.

    The Company has the right to terminate Mr. Wright's employment for "cause" or "without cause," in each case as defined in the employment agreement. In the event that Mr. Wright is terminated by the Company "without cause," other than following a "Change in Control" (as defined below), he is entitled to receive his base salary at the rate in effect on the date of termination of employment for a period of two years from the date of termination, any unpaid, accrued amounts under the annual incentive plan, a pro rata payment under the annual incentive plan for the termination year, a payment equal to the three year average of incentive payments received under the Company's annual incentive plan and any stock option rights due through the end of the term. Under this employment agreement, a "Change in Control" occurs when (i) any person or group becomes the beneficial owner of capital stock of the Company representing 35% of all the voting stock, (ii) the members of the Board on the Effective Date cease to constitute a majority of the Board, or (iii) the Company combines with another entity and a person holds more than 35% of the voting stock of the Company or the Company's directors, as of the date immediately before such combination, constitute less than a majority of the board of directors of the combined entity.

    If Mr. Wright is terminated by the Company "without cause" prior to the occurrence of a Change in Control and it can be shown such termination occurred in connection with, prior to or in anticipation of the Change in Control, or if the termination resulted from a Change in Control, he is entitled to (i) a lump sum payment equal to two times his annual base salary and annual incentive plan for the year in which the Change in Control occurs or the prior year, whichever is greater, and (ii) unpaid, accrued amounts under the annual incentive plan and a payment that equals the average of the incentive payment received by him under the annual incentive plan for the immediately preceding three years. In the event of a Change in Control, whether or not Mr. Wright's employment continues with the Company, all options granted to him under any of the Management Plans shall vest immediately on the date of the Change in Control.

    In the event that Mr. Wright's employment is terminated for disability or death, he (or his estate) is to be paid (a) his base salary at the rate in effect on the date of termination until the earlier of six months from the date of termination or the date of commencement of long term disability payments, if applicable, and (b) any unpaid, accrued amounts under the annual incentive plan, and will receive any stock option rights to which he would otherwise be entitled. In the case of termination by reason of death, Mr. Wright is also entitled to a payment under the annual incentive plan equal to the pro rata amount due for the termination year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As at December 23, 1998, no person or group is known to the Partnership to be the beneficial owner of more than five percent (5%) of the Units. The general partners of Synthetic G.P. and their respective stockholders do not own any Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    SI Management L.P. is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and therefore, the Company. The Partnership owns 5,699,194 shares of Common Stock, or approximately 66% of the issued and outstanding shares of Common Stock, and therefore, holds the voting power to determine the outcome of all matters upon which stockholders vote.

    The partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s partners. For further information concerning Messrs. Chill, Freed, Kenner and Wright, see "Executive Officers and Directors of the Company."

    The Company and the Partnership have entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the Company's initial public offering of Common Stock in November 1996, the Company incurred approximately $650,000 of such incidental registration expenses on the behalf of the Partnership. The above description is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which has been filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-9377), filed with the Securities and Exchange Commission on September 13, 1996.

    On September 19, 1997, the Company and the Partnership entered into the Agreement and Plan of Withdrawal and Dissolution of the Partnership (the "Plan"). Pursuant to the Plan, the Partnership was to be dissolved in two separate phases. The first phase was to be an underwritten public offering of the number of shares of Common Stock that limited partners have elected to sell, and the second phase is to be one to three liquidating distributions of the unsold portions of the Partnership's shares of Common Stock, beginning 180 days after the completion of the public offering. On November 7, 1997, the limited partners approved the adoption of the Plan. However, the implementation of the Plan has been enjoined by courts in Delaware and California in connection with two lawsuits filed by certain limited partners of the Partnership against the Partnership and its general partner (the "General Partner"), among others. See "Claims and Legal Proceedings." Among other equitable and legal remedies, the plaintiff is seeking the removal of the General Partner and the liquidation of the Partnership. The Company is only a nominal defendant in these proceedings and does not presently possess any contractual rights with respect to their ultimate resolution. If, in connection with these lawsuits, the General Partner is removed or resigns, or the Partnership is liquidated under a court-appointed receiver, there can be no assurance that the resulting sale and/or distribution of the Partnership's shares of Common Stock will be made in the same or similar manner as that contemplated by the Plan. The General Partner has denied the allegations of the plaintiff and is vigorously contesting the lawsuits; however, in the event of an adverse ruling, the Company cannot predict the volume and price at which the Common Stock trades might be affected.

    Lee J. Seidler, a director of the Company, is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus and from time to time receives fees in connection with consulting and referral services to Bear, Stearns & Co. Inc., including the initial public offering and the offering of $170,000,000 aggregate principal amount of the Notes. Dr. Seidler has received from Bear, Stearns & Co. Inc., in connection with such services, approximately $200,000 in fiscal 1997.

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

    The Company leases office space under a five-year lease with William Gardner Wright, Jr., one of the Company's executive officers. The term of the lease expires on September 30, 2003 and the rent is approximately $4,300 per month, which the Company believes is within prevailing market rates.

    Pursuant to a licensing agreement with the Company, W. Wayne Freed, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which Mr. Freed owns all of the U.S. and foreign patents. Under this agreement, Mr. Freed received royalties of $9,900 and $12,646 in fiscal 1998 and 1997, respectively, and will continue to receive such royalties until 2012 or the earlier termination of the licensing agreement.

    In May 1998, the Company acquired 82,056 shares of Common Stock from the Partnership in exchange for $1,759,085 of amounts receivable from the Partnership in partial settlement of expenses incurred by the Company on behalf of the Partnership during the last several years. The shares were acquired at their fair market value and are held in treasury for issuance under the Employee Stock Purchase Plan (see Note 15 to the financial statements). At September 30, 1998, the remaining balance due the Company from the Partnership was $663,443.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Index to Consolidated Financial Statements:

                                                                                                      PAGE NO. OF
                                                                                                  FINANCIAL STATEMENT
                                                                                                -----------------------
(1) Financial Statements:

  Independent Auditors' Report................................................................               F-1
  Consolidated Balance Sheets.................................................................               F-2
  Consolidated Statements of Operations.......................................................               F-3
  Consolidated Statements of Changes in
  Partners' Capital...........................................................................               F-4
  Consolidated Statements of Cash Flows.......................................................               F-5
  Notes to Consolidated Financial Statements..................................................               F-6

    (b) The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

    (c) Exhibits: See Exhibit Index immediately following Item 14.

    (d) No additional financial statements are required to be filed.

                                 EXHIBIT INDEX

     LOCATION IN
     SEQUENTIAL
   PAGE NUMBERING
       SYSTEM
---------------------
                       The following are the Exhibits as required by Item 14 (c).

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

               1       2.2 Plan and Agreement of Merger dated December 4, 1986.

               2       2.3 Asset Purchase Agreement dated October 12, 1990 between Synthetic Industries, Inc. and
                       Chicopee.

               6       3.1 Certificate of Incorporation of Synthetic Industries, Inc. (including all amendments to date)
                       filed with the Secretary of the State of Delaware.

               6       3.2 Amended and Restated By-Laws of Synthetic Industries, Inc. (including all amendments to date).

               10      4.4 Indenture dated as of February 11, 1997 between Synthetic Industries, Inc. and United Stated
                       Trust Company of New York, Trustee, with respect to the 9 1/4% Senior Subordinated Notes due
                       2007.

               10      4.5 Registration Rights Agreement, dated as of February 11, 1997, between Synthetic Industries,
                       Inc. and Bear Stearns & Co. Inc.

               8       4.6 Registration Rights Agreement, dated as of October 31, 1996, between Synthetic Industries,
                       Inc. and Synthetic Industries, L.P.

               2       10.1 US Patent No. 4,867,614, Reinforced Soil and Method (Exp. December 13, 2003).

               2       10.2 US Patent No. 4,790,691, Fiber Reinforced Soil and Method (Exp. December 13, 2003).

               2       10.3 US Patent No. 5,007,766, Shaped Barrier for Erosion Control and Sediment Collection (Exp.
                       April 16, 2008).

               1       10.4 Lease agreement dated November 22, 1971 between Murray Sobel and Synthetic Industries, Inc.
                       (including all amendments to date).

               1       10.5 Lease agreement dated February 13, 1969, between Murray Sobel and wife, Marcela S. Sobel, and Joseph F. Decosimo, Frank M. Thompson and Murray Sobel, Trustees and Synthetic Industries,
                       Inc. (including all amendments to date).

               2       10.6 Lease agreement dated December 17, 1990 between Chicopee and Synthetic Industries, Inc.

               2       10.7 Lease agreement dated January 17, 1991 between Herchel L. Webster and Allie Ree Webster and
                       Synthetic Industries, Inc. (the "Lumite Lease").

               3       10.8 Amendment to the Lumite Lease dated October 1, 1992.

               2       10.9 Consulting Agreement dated July 23, 1991 between Texpro Limitada y Cia S.C.A. and Synthetic
                       Industries, Limited.

               4       10.10 Supply Contract between Eastman Chemical Products, Inc. and Synthetic Industries, Inc.
                       dated December 13, 1991.

     LOCATION IN
     SEQUENTIAL
   PAGE NUMBERING
       SYSTEM
---------------------
               15      10.11 Agreement dated September 24, 1998 between Leonard Chill and Synthetic Industries, Inc.

               15      10.12 Agreement dated September 24, 1998 between W. Wayne Freed and Synthetic Industries, Inc.

               15      10.13 Agreement dated September 24, 1998 between Ralph A. Kenner and Synthetic Industries, Inc.

               9       10.14 Agreement dated September 6, 1996 between W. Gardner Wright, Jr. and Synthetic Industries,
                       Inc.

               9       10.15 Agreement dated September 6, 1996 between John M. Long and Synthetic Industries, Inc.

               15      10.16 Agreement dated September 24, 1998 between Charles T. Koerner and Synthetic Industries,
                       Inc.

               15      10.17 Agreement dated September 24, 1998 between Joseph Sinicropi and Synthetic Industries, Inc.

               15      10.18 Agreement dated September 24, 1998 between Bobby Callahan and Synthetic Industries, Inc.

               15      10.19 Agreement dated September 24, 1998 between Joseph F. Dana and Synthetic Industries, Inc

               *       10.20 Agreement dated August 10, 1998 between Richard Hingson and Synthetic Industries, Inc.

               5       10.21 1994 Stock Option Plan for Non-Employee Directors

               5       10.22 1994 Stock Option Plan

               7       10.23 1996 Stock Option Plan

               7       10.24 Incentive Compensation Plan Fiscal Year 1994/1995

               7       10.25 Incentive Compensation Plan Fiscal Year 1995/1996

               15      10.26 Incentive Compensation Plan Fiscal Year 1996/1997

               15      10.27 Incentive Compensation Plan Fiscal Year 1997/1998

               11      10.28 Asset Sale Agreement by and between Spartan Mills and Synthetic Industries, Inc. dated as of February 27, 1997.

               11      10.29 Lease Agreement by and between Spartan Mills and Synthetic Industries, Inc. dated as of
                       February 27, 1997.

               12      10.30 Receivable Purchase and Sale Agreement dated as of December 18, 1997 among Synthetic
                       Industries, Inc., BankBoston and other Lenders, and BankBoston, as agent on behalf of the
                       Lenders.

               *       10.31 Loan and Security Agreement dated dated as of December 18, 1997.

               *       10.32 Amendment No.1 to the Loan and Security Agreement dated as of December 18, 1997.

               13      10.33 Amendment No. 2 to the Loan and Security Agreement dated as of December 18, 1997.

     LOCATION IN
     SEQUENTIAL
   PAGE NUMBERING
       SYSTEM
---------------------
               14      10.34 Amendment No. 3 to the Loan and Security Agreement dated as of December 18, 1997

               15      10.35 Amendment No. 4 to the Loan and Security Agreement dated as of December 18, 1997.

               15      10.36 Supplemental Savings Plan

               *       21. List of Subsidiaries of Synthetic Industries, Inc.

                       27. Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-11479) as filed with the Securities and Exchange Commission on January 23, 1987 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on August 24, 1992 and incorporated herein by reference.

(3) Filed as an exhibit to the Partnership's Amendment No. 1 to the Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

(4) Pursuant to an order dated October 19, 1992, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit under Rule 406 of the Securities Act of 1933, as amended.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form 8-A (0-12357) as filed with the Securities and Exchange Commission on October 24, 1996 and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on August 1, 1996 and incorporated herein by reference.

(8) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on September 13, 1996 and incorporated herein by reference.

(9) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on October 2,1996 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-23167) as filed with the Securities and Exchange Commission on March 12, 1997 and incorporated herein by reference.

(11) Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-28817) as filed with the Securities and Exchange Commission on September 17, 1997.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(15)  Filed herewith.

*   To be filed by amendment.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Synthetic Industries L.P.
Chickamauga, Georgia

    We have audited the accompanying consolidated balance sheets of Synthetic Industries, L.P. and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in Partners' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries, LP and subsidiary at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
New York, New York
November 20, 1998

                           SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

    (IN THOUSANDS OF DOLLARS, EXCEPT LIMITED PARTNERSHIP UNITS OUTSTANDING)

                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                          ASSETS

CURRENT ASSETS:
  Cash....................................................................................  $      287  $      340
  Accounts receivable, net (Note 4).......................................................      64,251      60,031
  Inventory (Note 5)......................................................................      52,450      54,139
  Other current assets (Note 6)...........................................................      16,644      15,402
                                                                                            ----------  ----------
      TOTAL CURRENT ASSETS................................................................     133,632     129,912

PROPERTY, PLANT AND EQUIPMENT, net (Note 7)...............................................     218,449     182,102

OTHER ASSETS (Note 8).....................................................................      87,770      82,781
                                                                                            ----------  ----------
                                                                                            $  439,851  $  394,795
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable........................................................................  $   26,438  $   27,030
  Accrued expenses and other current liabilities..........................................      13,653      11,613
  Income taxes payable (Note 10)..........................................................         285          52
  Interest payable........................................................................       2,154       2,467
  Current maturities of long-term debt (Note 9)...........................................       5,500         718
                                                                                            ----------  ----------
      TOTAL CURRENT LIABILITIES...........................................................      48,030      41,880

LONG-TERM DEBT (Note 9)...................................................................     236,843     220,464

DEFERRED INCOME TAXES (Note 10)...........................................................      32,996      28,430

MINORITY INTEREST IN SUBSIDIARY...........................................................      41,437      35,145

COMMITMENTS AND CONTINGENCIES (Note 15)

PARTNERS' CAPITAL
  General Partner Capital.................................................................         805         688
  Limited Partners' Capital, 800 Units issued and outstanding.............................      79,746      68,188
                                                                                            ----------  ----------
      TOTAL PARTNERS' CAPITAL.............................................................      80,545      68,876
                                                                                            ----------  ----------
                                                                                            $  439,851  $  394,795
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

    (IN THOUSANDS OF DOLLARS, EXCEPT LIMITED PARTNERSHIP UNITS OUTSTANDING)

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  368,996  $  345,572  $  299,532
                                                                               ----------  ----------  ----------
Costs and expenses:
  Cost of sales..............................................................     246,677     233,187     208,321
  Selling expenses...........................................................      39,358      31,801      27,488
  General and administrative expenses........................................      31,479      27,701      23,318
  Amortization of excess of purchase price over net assets acquired and other
    intangibles..............................................................       2,787       2,592       2,592
                                                                               ----------  ----------  ----------
                                                                                  320,301     295,281     261,719
                                                                               ----------  ----------  ----------
  Operating income...........................................................      48,695      50,291      37,813
                                                                               ----------  ----------  ----------
Other expenses:
  Interest expense, net......................................................      18,515      20,085      22,773
  Amortization of deferred financing costs...................................         729         654         699
                                                                               ----------  ----------  ----------
                                                                                   19,244      20,739      23,472
                                                                               ----------  ----------  ----------
Income before provision for income taxes, minority interest in subsidiary net
  income and extraordinary item..............................................      29,451      29,552      14,341

Provision for income taxes (Note 10).........................................      11,855      12,541       6,900
                                                                               ----------  ----------  ----------
Income before minority interest in subsidiary net income and extraordinary
  item.......................................................................      17,596      17,011       7,441

Minority interest in subsidiary net income...................................       6,167       1,864          --
                                                                               ----------  ----------  ----------
Income before extraordinary item.............................................      11,429      15,147       7,441
Extraordinary item--Loss from early extinguishment of debt (net of tax
  benefit of $7,481) (Note 9)................................................      --          11,950          --
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   11,429  $    3,197  $    7,441
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income attributable to:
  General partner............................................................  $      115  $       32  $       74
  Limited partners...........................................................      11,314       3,165       7,367
                                                                               ----------  ----------  ----------
                                                                               $   11,429  $    3,197  $    7,441
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per limited partnership unit......................................  $   14,143  $    3,956  $    9,209
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Limited partnership units outstanding........................................         800         800         800
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES L.P.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                           (IN THOUSANDS OF DOLLARS)

                                                                                                              TOTAL
                                                                                      GENERAL     LIMITED   PARTNERS'
                                                                                      PARTNER     PARTNER    CAPITAL
                                                                                    -----------  ---------  ---------
Balance, September 30, 1995.......................................................         575      57,183     57,758
Net income........................................................................          74       7,367      7,441
Foreign currency translation......................................................          --         (14)       (14)
                                                                                         -----   ---------  ---------
Balance, September 30, 1996.......................................................         649      64,536     65,185
Net income........................................................................          32       3,165      3,197
Equity from the Offering..........................................................           5         424        429
Foreign currency translation......................................................           2          63         65
                                                                                         -----   ---------  ---------
Balance, September 30, 1997.......................................................         688      68,188     68,876
Net income........................................................................         115      11,314     11,429
Foreign currency translation......................................................      --              39         39
Exercise stock options............................................................           1          52         53
Stock transfer....................................................................           1         147        148
                                                                                         -----   ---------  ---------
Balance, September 30, 1998.......................................................   $     805   $  79,740  $  80,545
                                                                                         -----   ---------  ---------
                                                                                         -----   ---------  ---------

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                                                          YEAR ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income in minority interest....................................................  $  11,429  $   3,197  $   7,441
  Adjustments to reconcile net income to cash provided by operations:
    Minority Interest in subsidiary net income.......................................      6,167      1,864     --
    Extraordinary loss on early extinguishment of debt...............................     --         19,431     --
    Depreciation and amortization....................................................     21,261     18,236     16,299
    Deferred income taxes............................................................      4,977      2,270      3,400
    (Recoveries of) provision for bad debts..........................................        (13)       520      1,024
  Change in operating assets and liabilities, net of acquisition:
    Accounts receivable..............................................................     (2,478)    (9,993)      (943)
    Inventory........................................................................      3,343    (13,634)     6,451
    Other assets.....................................................................     (1,232)       236       (647)
    Accounts payable.................................................................     (3,166)     6,803     (3,801)
    Accrued expenses and other current liabilities...................................      2,046      1,111      2,648
    Income taxes payable.............................................................        323     (1,355)       (48)
    Interest payable.................................................................       (313)    (3,557)      (403)
                                                                                       ---------  ---------  ---------
      Net cash provided by operating activities......................................     42,344     25,129     31,421
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.........................................    (46,112)   (53,980)   (29,253)
  Acquisition of business, net of cash acquired......................................     (6,000)    (9,354)        --
                                                                                       ---------  ---------  ---------
      Net cash used in investing activities..........................................    (52,112)   (63,334)   (29,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under term loan........................................    (25,000)   (20,000)    19,000
  Net borrowings (repayments) under the credit facility..............................     43,607      9,427    (20,734)
  Issuance of 9 1/4% Senior subordinated notes.......................................     --        170,000     --
  Redemption of 12 3/4% Senior subordinated debentures...............................     (7,403)  (132,597)    --
  Prepayment costs on early extinguishment of debt...................................     --        (15,920)    --
  Proceeds from underwritten public offering.........................................     --         33,681     --
  Proceeds from exercise of stock options............................................         85     --         --
  Proceeds from sale of treasury stock under the Employee Stock Purchase Plan........        130     --         --
  Repayments of capital lease obligation and other long-term debt....................     (1,002)      (660)      (342)
  Debt issuance costs................................................................       (792)    (5,525)      (101)
                                                                                       ---------  ---------  ---------
      Net cash provided by (used in) financing activities............................      9,625     38,406     (2,177)
        Effect of exchange rate changes on cash......................................         90         36          2
                                                                                       ---------  ---------  ---------
NET (DECREASE) INCREASE IN CASH......................................................        (53)       237         (7)
CASH AT BEGINNING OF PERIOD..........................................................        340        103        110
                                                                                       ---------  ---------  ---------
CASH AT END OF PERIOD................................................................  $     287  $     340  $     103
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest...........................................................................  $  21,232  $  23,642  $  23,176
  Income taxes.......................................................................      5,927      4,145      3,548
  SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
  Capital lease obligation incurred for purchase of equipment........................  $   7,500  $  --      $   5,000
  Treasury stock transferred to Synthetic Industries, Inc. in exchange for note
    receivable.......................................................................      1,759     --         --
  Payable incurred for acquisition of business.......................................      1,302     --         --

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

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

    Since its organization in 1986 and subsequent admission of limited partners, the Partnership has conducted no business except owning and voting the shares of the Company. As a result of its public offering of Common Stock in November 1996, the Company had 8,668,750 shares of Common Stock outstanding at September 30, 1998, of which approximately 66% are owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership associated with a withdrawn common stock offering. As a result, the footnote information presented below relates to that of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30(th).

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

                           SYNTHETIC INDUSTRIES, L.P.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

Building and improvements.........................................  25 years
Machinery and equipment...........................................  14 years

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

    Capitalized interest is charged to machinery and equipment and amortized over the lives of the related assets. Interest capitalized during fiscal 1998, 1997 and 1996 was $2,404, $838 and $392, respectively.

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

    EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

    The excess of purchase price over net assets acquired is amortized on a straight-line basis over a period of 20 to 40 years. Excess of purchase price over net assets acquired is assessed for recoverability on a regular basis. In evaluating the value and future benefits of goodwill, its carrying value would be reduced by the excess, if any, of the balance over management's best estimate of undiscounted future cash flows before amortization of the related intangible assets over the remaining amortization period.

    DEFERRED FINANCING AND INTANGIBLE ASSETS

    Deferred financing costs are amortized over periods from 5 to 12 years. Intangible assets consist primarily of a Fibermesh-Registered Trademark-trademark and patents on civil engineering products, which are amortized on a straight-line basis over 40 and 15 years, respectively.

    INCOME PER LIMITED PARTNERSHIP UNIT

    Income per limited partnership unit is based upon the weighted average number of units outstanding during each respective year. Net income is allocated to the General Partner, the Limited Partners, and the minority interest based on their respective ownership percentages.

                           SYNTHETIC INDUSTRIES, L.P.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which must be adopted for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 will not have a material effect on the Company's results of operations or financial condition.

    Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect SFAS 131 will have on its financial statement presentation.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which must be adopted for fiscal quarters of fiscal years beginning after June 15,1999. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 will not have a material effect on the Company's results of operations or financial condition.

    RESEARCH AND DEVELOPMENT

    The Company's research and market development is focused primarily on development and as such the Company engages in product design, development and performance validation to improve existing products and to create new products. The Company expended $8,100, $4,208, and $2,942 in fiscal 1998, 1997, and 1996, respectively. Research and market development costs are expensed as incurred and included in general and administrative expenses.

    RECLASSIFICATION OF PRIOR FINANCIAL STATEMENTS

    Certain reclassifications have been made to previous years' financial statements to conform with 1998 classifications.

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

3. BUSINESS ACQUISITIONS

    On March 18, 1998, pursuant to a Stock Purchase Agreement, as subsequently amended, the Company acquired all of the outstanding shares of Novocon International, Inc. (the "Novocon Acquisition"), a manufacturer and marketer of steel concrete reinforcing fibers, for $7,302. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired of $5,293 (primarily accounts receivable and inventory of $1,731 and $1,654, respectively) and the liabilities assumed of $4,880 (primarily accounts payable and other debt of $2,545 and $2,335, respectively) based upon the fair market value at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition.

    On February 27, 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills (the "Spartan Acquisition") for approximately $9,400. The Spartan Acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the net assets acquired (accounts receivable, inventory, and property, plant and equipment) based on the fair market value (which approximated cost) at the date of acquisition. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition.

4. ACCOUNTS RECEIVABLE

    Accounts receivable are presented net of the doubtful allowances of $2,714, $2,707 and $3,036 for fiscal 1998, 1997 and 1996, respectively. The Company had net recoveries for the year ended September 30, 1998 of $20 and amounts written off against established allowances of $849 and $2,041 for the years ended September 30, 1997 and 1996, respectively.

    The Company grants uncollateralized trade terms to most U.S. customers. A majority of the Company's carpet backing sales are with customers located in the state of Georgia. As of September 30, 1998 and 1997, $27,766 and $26,126, respectively of the Company's accounts receivable balances were due from customers located in this state. Net sales to one customer represented approximately 25%, 20% and 18% of consolidated net sales for 1998, 1997 and 1996, respectively.

5. INVENTORY

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Finished goods..........................................................  $  37,689  $  33,572
Work in process.........................................................      7,107      7,427
Raw materials...........................................................      7,654     13,140
                                                                          ---------  ---------
                                                                          $  52,450  $  54,139
                                                                          ---------  ---------
                                                                          ---------  ---------

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

6. OTHER CURRENT ASSETS

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Prepaid supplies........................................................  $   9,603  $   9,003
Deferred tax assets (Note 10)...........................................      4,639      5,050
Insurance receivable....................................................      1,110        191
Other...................................................................      1,292      1,158
                                                                          ---------  ---------
                                                                          $  16,644  $  15,402
                                                                          ---------  ---------
                                                                          ---------  ---------

7. PROPERTY, PLANT AND EQUIPMENT

                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Land..................................................................  $    4,585  $    4,585
Buildings and improvements............................................      42,588      35,398
Equipment under capital leases........................................      12,500       4,973
Machinery and equipment and leasehold improvements....................     266,972     227,304
                                                                        ----------  ----------
                                                                           326,645     272,260
Accumulated depreciation..............................................     108,196      90,158
                                                                        ----------  ----------
                                                                        $  218,449  $  182,102
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation expense on property, plant and equipment was $17,745, $14,990 and $13,008 in fiscal 1998, 1997 and 1996, respectively.

8. OTHER ASSETS

                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Excess of purchase price over net assets acquired.....................  $  107,379  $   99,818
Intangible assets.....................................................       3,698       3,546
Deferred financing costs..............................................      12,443      11,651
                                                                        ----------  ----------
                                                                           123,520     115,015
Accumulated amortization..............................................      35,750      32,234
                                                                        ----------  ----------
                                                                        $   87,770  $   82,781
                                                                        ----------  ----------
                                                                        ----------  ----------

    Amortization expense was $3,516, $3,246 and $3,291 in fiscal 1998, 1997 and 1996, respectively.

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

9. LONG-TERM DEBT

                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Credit facility:
  Securitization..........................................................................  $   29,162  $   --
  Revolver................................................................................      30,022      13,420
  Term loan portion.......................................................................      --          25,000
9 1/4% senior subordinated notes, due 2007................................................     170,000     170,000
12 3/4% senior subordinated debentures, due 2002..........................................      --           7,403
Capital lease obligation (Note 16)........................................................      10,647       4,083
Other.....................................................................................       2,512       1,276
                                                                                            ----------  ----------
                                                                                               242,343     221,182
Less current portion......................................................................       5,500         718
                                                                                            ----------  ----------
Total long-term portion...................................................................  $  236,843  $  220,464
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    CREDIT FACILITY

    On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five-year credit facility (the "Credit Facility"). Proceeds from the Credit Facility were used to repay the Fourth Amended and Restated Revolving Credit Agreement dated October 20, 1995. The Credit Facility consists of up to a $40 million asset based securitization program (the "Securitization"), with amounts borrowed through a wholly owned subsidiary, Synthetic Funding Corporation, and a $60 million senior secured revolver facility (the "Revolver"). In conjunction with the Securitization, the Company entered into a five-year agreement with its subsidiary providing for the sale of substantially all of its receivables on a revolving basis. Securitization and Revolver borrowings are collateralized by the Company's accounts receivable and substantially all of the assets of the Company, excluding real property, respectively.

    Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At September 30, 1998, the balances under the Securitization and Revolver were $29,162 and $30,022, respectively, at interest rates ranging from 6.27% to 8.5%.

    The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At September 30, 1998, letters of credit of $402 were outstanding.

    The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on Common Stock is prohibited under the Credit Facility.

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

9. LONG-TERM DEBT (CONTINUED)
    SENIOR SUBORDINATED DEBENTURES AND NOTES

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

    AGGREGATE MINIMUM PAYMENTS AND FAIR VALUE

    Approximate aggregate minimum annual payments due on long term debt and capital leases (see Note 16), for the subsequent five years, are as follows:
1999, $2,549; 2000, $1,408; 2001, $1,516; 2002, $1,631; 2003, $60,940; and
thereafter, $176,212.

    The fair value of the Company's Notes is estimated to be $169,150 and $176,375 at September 30, 1998 and 1997, respectively. The fair value of the Debentures were estimated to be $7,875 at September 30, 1997. The fair values are based on quoted market prices for the Notes and Debentures in the over-the-counter market.

10. INCOME TAXES

    The sources of the Company's income before provision for income taxes are as follows:

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
United States....................................................................  $  28,575  $  29,609  $  14,083
Foreign..........................................................................      1,498      1,082        919
                                                                                   ---------  ---------  ---------
Earnings before income taxes.....................................................  $  30,073  $  30,691  $  15,002
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

10. INCOME TAXES (CONTINUED)
    The provision for income taxes contributable to the amounts shown above consists of the following:

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Current:
  Federal.........................................................................  $   4,875  $   8,796  $   2,600
  State...........................................................................        591      1,120        600
  Foreign.........................................................................        500        355        300
                                                                                    ---------  ---------  ---------
                                                                                        5,966     10,271      3,500
                                                                                    ---------  ---------  ---------
Deferred:
  Federal.........................................................................      6,594      1,900      3,200
  State...........................................................................       (705)       370        200
                                                                                    ---------  ---------  ---------
                                                                                        5,889      2,270      3,400
                                                                                    ---------  ---------  ---------
Total.............................................................................  $  11,855  $  12,541  $   6,900
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    As described in Note 9, the Company recorded a current tax benefit of $7,481 in fiscal 1997 as a result of the early extinguishment of debt.

    A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Amount computed at statutory rate.................................................  $  10,526  $  10,742  $   5,250
State and local taxes less applicable
federal income tax benefit........................................................        978        998        550
Amortization of goodwill..........................................................        942        873        873
Tax credits.......................................................................       (991)      (405)    --
Other nondeductible expenses......................................................        202        181        115
Other, net........................................................................        198        152        112
                                                                                    ---------  ---------  ---------
                                                                                    $  11,855  $  12,541  $   6,900
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

10. INCOME TAXES (CONTINUED)

    The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Property, plant and equipment...........................................  $  31,754  $  27,345
Trademarks and patents..................................................      1,242      1,085
                                                                          ---------  ---------
Total deferred tax liabilities..........................................     32,996     28,430
                                                                          ---------  ---------
Accounts receivable.....................................................        968      1,018
Inventory...............................................................        749        815
Accrued expenses........................................................      1,869      2,013
AMT credit carryforward.................................................         --      1,204
State tax credit carryforward...........................................      1,053         --
                                                                          ---------  ---------
Total deferred tax assets...............................................      4,639      5,050
                                                                          ---------  ---------
Net deferred tax liability..............................................  $  28,357  $  23,380
                                                                          ---------  ---------
                                                                          ---------  ---------

    At September 30, 1998 the Company has available state income tax credits of approximately $1,053 which are available to reduce future state income taxes, subject to statutory limitations, which will expire in 2007.

11. RETIREMENT PROGRAMS

    For US employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Company may, but has not elected to, contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest over 1 to 5 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1998, 1997 and 1996, the Company contributed $1,117, $1,098 and $999, respectively. The Plan provides for the Company to bear the expense of the administration of the Plan. Pension expense on the foreign plans is not significant.

12. EMPLOYEE STOCK PURCHASE PLAN

    On February 25, 1998, the stockholders approved the Synthetic Industries, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), reserving 325,000 shares of Common Stock for issuance under this Plan. The Company adopted the Stock Purchase Plan with an initial option period commencing effective April 1, 1998, and continuing in three-month option periods thereafter. The Stock Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions or lump sum contributions, which may not exceed $25 in a calendar year, at a price equal to 85% of the Common Stock price as reported by NASDAQ at the beginning or end of each option period, whichever is lower. As of September 30, 1998, 10,510 shares were purchased out of treasury stock under the Stock Purchase Plan.

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

13. STOCK OPTIONS

    DIRECTOR'S PLAN

    In August 1994, the Company adopted a stock option plan (the "Director's Plan") pursuant to which non-qualified stock options to purchase an aggregate of 125,261 shares of Common Stock were granted to the four non-employee Directors of the Company at an exercise price of $6.83 per share which was determined by reference to the fair market value of the Company's equity at the time such Directors joined the Board. The stock options were fully vested as of October 1, 1996 and have a term which expires on August 4, 2004. The Director's Plan does not provide for any further grants or options thereunder.

    MANAGEMENT PLAN

    The Company's 1994 and 1996 Stock Option Plans (collectively, the "Management Plans") for its key employees, provides for the granting of incentive stock options ("ISOs"), as provided in Section 422A of the Internal Revenue Code, and non-qualified stock options. The maximum aggregate number of shares of Common Stock that may be issued under the 1994 Plan and the 1996 Plan is 491,413 and 289,062, respectively.

    Stock option transactions during 1998, 1997 and 1996 are summarized as follows:

                                               SHARES
                                            RESERVED FOR                 SHARES
                                           ISSUANCE UNDER               AVAILABLE                        WEIGHTED
                                           THE MANAGEMENT    SHARES        FOR                            AVERAGE
                                                PLANS        GRANTED      GRANT           PRICE            PRICE
                                           ---------------  ---------  -----------  ------------------  -----------
Balance at September 30, 1995............       491,413       316,697     174,716         $10.72         $   10.72
  Options granted........................       289,062       194,439          --         $10.72         $   10.72
                                                -------     ---------  -----------  ------------------  -----------
Balance at September 30, 1996............       780,475       513,136     267,339         $10.72         $   10.72
  Options granted........................            --       175,500          --    $17.875-$21.375     $   18.77
                                                -------     ---------  -----------  ------------------  -----------
Balance at September 30, 1997............       780,475       688,636      91,839     $10.72-$21.375     $   12.77
  Options granted........................            --        80,900          --         $15.00         $   15.00
                                                -------     ---------  -----------  ------------------  -----------
Balance at September 30, 1998............       780,475       769,536      10,939     $10.72-$21.375     $   13.01

    At September 30, 1998, 506,917 options were exercisable at exercise prices ranging from $10.72 to 21.375 per share.

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

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

13. STOCK OPTIONS (CONTINUED)
Accordingly, no compensation expense has been recognized for the options described above. Had compensation costs for the options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the Company's net income and diluted income per share would have been changed to the following pro forma amounts:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Pro forma net income............................................  $  17,640  $   6,009  $   8,012
Pro forma income per share......................................       1.96       0.69       1.35

    The fair values for the years presented were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                1998             1997             1996
                                           ---------------  ---------------  ---------------
Dividend yield...........................       None             None             None
Volatility...............................        64%              33%              33%
Risk-free interest rate..................   5.5% to 6.8%     6.4% to 6.8%     5.8% to 6.7%
Expected life............................      4 years          4 years          4 years

    The weighted average fair value of options granted in 1998, 1997 and 1996 was $8.04, $10.30 and $5.78, respectively.

    For options outstanding and exercisable at September 30, 1998, the exercisable price ranges and average remaining lives were:

                            OPTIONS OUTSTANDING
                -------------------------------------------   OPTIONS EXERCISABLE
                                  WEIGHTED                   ----------------------
                  SHARES           AVERAGE         AVERAGE     SHARES      AVERAGE
EXERCISE        OUTSTANDING       REMAINING       EXERCISE   OUTSTANDING  EXERCISE
  PRICES        AT 9/30/98    CONTRACTUAL LIFE      PRICE    AT 9/30/98     PRICE
--------------  -----------  -------------------  ---------  -----------  ---------
  $   10.72        513,136             7.4        $  10.72      335,743   $  10.72
  $   15.00         80,900             9.8           15.00       16,300      15.00
  $   17.875       130,500             8.6           17.875     130,500      17.875
  $   21.375        45,000             8.75          21.375      24,375      21.375

14. RELATED PARTY TRANSACTIONS

    SI Management L.P. is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and therefore, the Company. The Partnership owns 5,699,194 shares of Common Stock, or approximately 66% of the issued and outstanding shares of Common Stock, and therefore, holds the voting power to determine the outcome of all matters upon which stockholders vote.

    The partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

14. RELATED PARTY TRANSACTIONS (CONTINUED) and the sole stockholder of one of Synthetic Management G.P.'s partners. For further information concerning Messrs. Chill, Freed, Kenner and Wright, see "Executive Officers and Directors of the Company."

    The Company and the Partnership have entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the Company's initial public offering of Common Stock in November 1996, the Company incurred approximately $650 of such incidental registration expenses on the behalf of the Partnership. The above description is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which has been filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-9377), filed with the Securities and Exchange Commission on September 13, 1996.

    On September 19, 1997, the Company and the Partnership entered into the Agreement and Plan of Withdrawal and Dissolution of the Partnership (the "Plan"). Pursuant to the Plan, the Partnership was to be dissolved in two separate phases. The first phase was to be an underwritten public offering of the number of shares of Common Stock that limited partners have elected to sell, and the second phase is to be one to three liquidating distributions of the unsold portions of the Partnership's shares of Common Stock, beginning 180 days after the completion of the public offering. On November 7, 1997, the limited partners approved the adoption of the Plan. However, the implementation of the Plan has been enjoined by courts in Delaware and California in connection with two lawsuits filed by certain limited partners of the Partnership against the Partnership and its general partner (the "General Partner"), among others. See "Claims and Legal Proceedings." Among other equitable and legal remedies, the plaintiff is seeking the removal of the General Partner and the liquidation of the Partnership. The Company is only a nominal defendant in these proceedings and does not presently possess any contractual rights with respect to their ultimate resolution. If, in connection with these lawsuits, the General Partner is removed or resigns, or the Partnership is liquidated under a court-appointed receiver, there can be no assurance that the resulting sale and/or distribution of the Partnership's shares of Common Stock will be made in the same or similar manner as that contemplated by the Plan. The General Partner has denied the allegations of the plaintiff and is vigorously contesting the lawsuits; however, in the event of an adverse ruling, the Company cannot predict the volume and price at which the Common Stock trades might be affected.

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

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

14. RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company leases office space under a five-year lease with one of the Company's executive officers. The term of the lease expires on September 30, 2003 and the rent is approximately $52 per year, which the Company believes is within prevailing market rates.

    Pursuant to a licensing agreement with the Company, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which the executive officer owns all of the U.S. and foreign patents. Under this agreement, the Company paid royalties of approximately $9 and $13 in fiscal 1998 and 1997, respectively, and will continue to pay such royalties until 2012 or the earlier termination of the licensing agreement.

    During fiscal 1998 and 1997 the Company paid fees of approximately $125 and $241, respectively, to a law firm in which Mr. Joseph Dana, a director of the Company was a member until May 21, 1997. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company.

    In May 1998, the Company acquired 82,056 shares of Common Stock from the Partnership in exchange for $1,759 of amounts receivable from the Partnership, in partial settlement of expenses incurred by the Company on behalf of the Partnership during the last several years. The shares were acquired at their fair market value and are held in treasury for issuance under the Employee Stock Purchase Plan. At September 30, 1998, the remaining balance due the Company was $663.

15. COMMITMENTS AND CONTINGENCIES

    A. LEASE COMMITMENTS

    On April 7, 1998, the Company entered into an eight-year capital lease agreement to finance $7,500 of equipment at 7.25%. On October 4, 1998, the Company entered into an eight-year capital lease for the acquisition of equipment of $5,300 at an interest rate of 7.03%. The proceeds were primarily used to repay the balance of the May 15, 1996 capital lease of $3,416. The Company also leases certain factory and warehouse buildings and equipment under long-term operating leases expiring periodically through 2009.

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments under noncancelable lease obligations at September 30, 1998, including the October 4, 1998 capital lease are as follows:

                                                                         CAPITAL     OPERATING
YEAR                                                                     LEASES       LEASES
---------------------------------------------------------------------  -----------  -----------
1999.................................................................  $     2,111   $   4,836
2000.................................................................        2,111       3,319
2001.................................................................        2,111       1,901
2002.................................................................        2,111       1,198
2003.................................................................        2,111         557
Thereafter...........................................................        5,816         603
                                                                       -----------  -----------
Total minimum lease payments.........................................  $    16,371   $  12,414
                                                                                    -----------
                                                                                    -----------
Less amount representing interest....................................        3,841
                                                                       -----------
Present value of net minimum lease payments..........................       12,530

Less current maturities of capital lease obligation..................        1,207
                                                                       -----------
Long-term capital lease obligation...................................  $    11,323
                                                                       -----------
                                                                       -----------

    Total rental expense for the above operating leases and other short-term leases for the fiscal years 1998, 1997 and 1996 was $5,813, $4,112 and $4,499, respectively.

    B. CAPITAL EXPENDITURES

    In fiscal 1999, the Company plans to incur approximately $25,000 in connection with an expansion of its existing manufacturing facilities, primarily to increase capacity, subject to prevailing market conditions.

16. LITIGATION

    In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), the Company, its directors and certain other of the Company's officers who are affiliated with the General Partner have been named in two putative class and derivative action lawsuits filed by certain limited partners of the Partnership. In the first action, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of contract with respect to the Partnership Agreement which governs the Partnership, breach of the defendants' fiduciary duty to the limited partners and the Company, that the Plan was unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs sought, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

16. LITIGATION (CONTINUED)
of this injunction, and briefing and oral argument on the appeal was completed as of January 6, 1998. On March 19, 1998, the Delaware Supreme Court issued an opinion affirming the Court of Chancery's grant of a preliminary injunction and remanded the case for further proceedings. On April 27, 1998, the Court of Chancery granted the motion of certain pro-Plan intervenors to intervene in the action, but denied their motion to disqualify plaintiffs' counsel. On May 14, 1998, the General Partner withdrew the Plan. After the withdrawal of the Plan, plaintiffs, on June 3, 1998, filed a Consolidated Third Amended and Supplemental Class and Derivative Complaint (the "Third Amended Complaint"). The Third Amended Complaint, among other things, eliminated certain requests for relief related to the Plan and added certain allegations related to the Company's Employee Stock Purchase Plan and certain options granted to certain directors and officers of the Company. In addition to the relief sought in prior complaints, the Third Amended Complaint seeks declaratory relief with respect to certain provisions of the Partnership Agreement, the invalidation of the Company's Employee Stock Purchase Plan, the invalidation of certain options granted to the Company's directors and officers, and the invalidation of certain amendments to the Company's certificate of incorporation and bylaws relating to voting by consent and the calling of special meetings. On July 20, 1998, defendants filed a motion to dismiss the Third Amended Complaint. The defendants have denied any allegation of wrongdoing.

    The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus that was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff sought, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. After the withdrawal of the Plan, defendants, on June 19, 1998, filed a motion to dismiss the claims as moot. On July 17, 1998, plaintiff moved to amend his complaint purportedly to include an additional plaintiff and additional claims for relief, including permanent injunctive relief for any violations of the securities laws in the future. The amended complaint also adds the Partnership as a nominal defendant. On September 24, 1998, the Court denied the defendants' motion to dismiss and granted plaintiff's motion to amend the complaint. The defendants have denied any allegation of wrongdoing.

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

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AND PER UNIT INFORMATION)

16. LITIGATION (CONTINUED)
    Based on the Company's review of the allegations made in the above actions to date, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's results of operations or financial condition.

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

    By letter dated October 22, 1998, a demand for indemnification was received from a customer with respect to utilization of Fibermesh-Registered Trademark-in concrete slabs in the State of California. The demand for indemnification pertained to any and all damages relating to their use of the Fibermesh-Registered Trademark-product. No lawsuits have been filed against the Company and based upon the information provided to the Company, the scope of liability and potential damages, if any, cannot be ascertained at this time. The Company has engaged outside counsel to investigate this claim and intends to vigorously defend its product.

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

                                          SYNTHETIC INDUSTRIES L.P.

                                          By: SI MANAGEMENT L.P.
                                               General Partner

                                          By: SYNTHETIC MANAGEMENT G.P.
                                               General Partner

                                          By: CHILL INVESTMENTS, INC.
                                               Managing General Partner

                                          By: /s/ LEONARD CHILL
                                             -----------------------------------
                                               Leonard Chill
                                               PRESIDENT

Date: December 28, 1998