Form 10-K
period 1998-12-31
SYNTHETIC INDUSTRIES LP
filed 1999-02-12
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended    December 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


      For the transition period  from           to             .


Commission File Number           0-21548


                         SYNTHETIC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Delaware                                    13-3397585
--------------------- ----------------------- ------------------
 (State or other jurisdiction                    (I.R.S.Employer
 of incorporation or organization)                Identification No.)



         309 LaFayette Road, Chickamauga, Georgia                  30707
------------------------------------------------------------ -------------------
             (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code           (706) 375-3121
                                                      --------------------------



--------------------------------------------------------------------------------
(Former name,former address and formerfiscal year, if changed since last report)


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
                           CONSOLIDATED BALANCE SHEETS
     (In thousands of dollars, except limited partnership units outstanding)

                                                                                   December 31,      September 30,
                  ASSETS                                                               1998               1998
                                                                                       ----              -----
                                                                                   (Unaudited)
CURRENT ASSETS:
  Cash............................................................................$     147             $  287
  Accounts receivable, net of allowance for
      doubtful accounts of $2,630 and $2,714.......................................  49,513             64,251
  Inventory (Note 3)...............................................................  54,885             52,450
  Other current assets.............................................................  17,165             16,644
                                                                                    -------            -------

      TOTAL CURRENT ASSETS......................................................... 121,710            133,632

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)........................................ 220,199            218,449

OTHER ASSETS.......................................................................  87,184             87,770
                                                                                   --------            -------

                                                                                   $429,093           $439,851

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................ $ 23,807           $ 26,438
  Accrued expenses and other current liabilities...................................   9,837             13,653
  Income taxes payable (Note 6)....................................................      54                285
  Interest payable.................................................................   6,051              2,154
  Current maturities of long-term debt (Note 5)....................................   1,274              5,500
                                                                                   --------          ---------
      TOTAL CURRENT LIABILITIES....................................................  41,023             48,030

LONG-TERM DEBT (Note 5)............................................................ 232,118            236,843

DEFERRED INCOME TAXES (Note 6).....................................................  32,996             32,996

MINORITY INTEREST IN SUBSIDIARY....................................................  41,806             41,437

PARTNERS' CAPITAL:
  General Partner capital..........................................................     810                805
  Limited Partners' capital, 800 units issued and outstanding......................  80,340             79,740
                                                                                     ------             ------

      TOTAL PARTNERS' CAPITAL......................................................  81,150             80,545
                                                                                     ------            -------

                                                                                   $429,093           $439,851

                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands of dollars, except net income per partnership unit and limited partnership units)
                                   (Unaudited)



                                                                 Three Months Ended December 31,
                                                                  1998                       1997
                                                                  ----                      -----

Net sales..................................................       $87,162                  $76,581
                                                                  -------                  -------
Costs and expenses:
  Cost of sales............................................        59,794                   53,197
  Selling expenses.........................................         9,789                    8,327
  General and administrative expenses......................         8,594                    7,375
  Plant consolidation costs (Note 7).......................         1,619                       -
  Amortization of excess of purchase price over net
     assets acquired and other intangibles.................           726                      648
                                                               ----------               ----------

                                                                   80,522                   69,547
                                                                 --------                 --------

      Operating income.....................................         6,640                    7,034
                                                                ---------                ---------

Other expenses:
  Interest expense, net ...................................         4,948                    4,790
  Amortization of deferred financing costs.................           196                      151
                                                               ----------               ----------

                                                                    5,144                    4,941
                                                                ---------                ---------

Income before income tax provision and minority
  Interest in subsidiary net income........................         1,496                    2,093
Income tax provision (Note 6)..............................           652                      935
                                                               ----------               ----------

Income before minority interest in subsidiary net income...           844                    1,158

Minority interest in net income............................           324                      448
                                                               ----------               ----------

NET INCOME.................................................     $     520                $     710
                                                                =========                =========



Net income attributable to:
     General Partner.......................................      $      5                 $      5
     Limited Partner.......................................         $ 516                    $ 705
                                                                    -----                    -----
     Net income............................................         $ 520                    $ 710
                                                                    =====                    =====

 Net income per partnership unit...........................         $ 645                    $ 881
 Limited Partnership units outstanding.....................           800                      800


                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                          Three Months Ended December 31,
                                                                               1998             1997
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................    $   520         $     710
  Adjustments to reconcile net income to net cash
   provided by operations:
    Minority interest in subsidiary net income..........................        324               448
    Depreciation and amortization.......................................      5,714             5,021
    Provision for bad debts.............................................        (81)              212
    Deferred income taxes ..............................................          -               500
   Change in assets and liabilities:
    Accounts receivable.................................................     14,823            17,040
    Inventory...........................................................     (2,430)           (4,128)
    Other assets........................................................       (854)           (1,069)
    Accounts payable....................................................     (2,670)           (4,994)
    Accrued expenses and other current liabilities......................     (3,818)           (3,825)
    Income taxes payable................................................       (231)              320
    Interest payable....................................................      3,897             3,492
                                                                             ------             -----
     Net cash provided by operating activities..........................     15,194            13,727

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................     (4,658)          (14,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan............................................          -           (25,000)
  (Repayments) borrowings under the Credit Facility.....................     (9,218)           33,485
  Redemption of 123/4% Senior subordinated debentures....................          -            (7,403)
  Repayments under capital lease obligations and
    other long term debt................................................     (1,618)             (189)
  Deferred financing costs..............................................          -              (422)
  Proceeds from sale of treasury stock under the Employee
    Stock Purchase Plan.................................................        148                 -
  Proceeds from exercise of stock options...............................         38                85
                                                                            -------           -------
       Net cash (used) provided by financing activities.................    (10,650)              556
      Effect of exchange rate changes on cash...........................        (26)                9
                                                                            --------          -------
NET DECREASE IN CASH....................................................       (140)              (87)

CASH AT BEGINNING OF PERIOD.............................................        287               340
                                                                             ------           -------

CASH AT END OF PERIOD...................................................  $     147         $     253
                                                                          =========         =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..............................................................   $  1,051          $  1,298
  Income taxes..........................................................        883               115
  Net capital obligation for purchase of equipment (Note 5).............      1,884                 -

                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)

                (Information as of December 31, 1998 and for the
             periods ending December 31, 1998 and 1997 is unaudited)


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

     Since its organization in 1986 and subsequent admission of limited partners the Partnership has conducted no business except owning and voting the shares of the Company. The Company had 8,672,382 shares of Common Stock outstanding at December 31, 1998, of which approximately 66% are owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership associated with a withdrawn common stock offering. As a result, the footnote information presented below relates to that of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30th.

2.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of December 31, 1998 and for the periods ended December 31, 1998 and 1997 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at December 31, 1998, and the results of operations for the three months ended December 31, 1998 and 1997, have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Operating results for the three months ended December 31, 1998 may not necessarily be indicative of the results that may be expected for the full year.

3.   INVENTORY
                                             December 31,        September 30,
                                                1998                 1998

     Finished goods........................   $  39,214            $ 37,689
     Work in process.......................       7,443               7,107
     Raw materials.........................       8,228               7,654
                                              ---------            --------

                                               $ 54,885            $ 52,450
                                               ========            ========


4.   PROPERTY, PLANT AND EQUIPMENT

                                              December 31,       September 30,
                                                  1998                1998

     Land....................................  $  4,585            $  4,585
     Buildings and improvements..............    42,588              42,588
     Equipment under capital lease...........    12,800              12,500
     Machinery and equipment and
       leasehold improvements................   273,214             266,972
                                                -------            --------

                                                333,187             326,645

     Accumulated depreciation................   112,988             108,196
                                                -------            --------

                                               $220,199            $218,449
                                               ========            ========
5.   LONG-TERM DEBT
                                              December 31,       September 30,
                                                 1998                 1998
     Credit facility:
       Securitization........................   $24,262            $ 29,162
       Revolver..............................    25,704              30,022
      9 1/4% senior subordinated
      notes, due 2007........................   170,000             170,000
     Capital lease obligation................    12,229              10,647
     Other...................................     1,197               2,512
                                               --------            --------

                                                233,392             242,343
     Less current portion....................     1,274               5,500
                                               --------            --------

     Total long term portion.................  $232,118            $236,843
                                               ========            ========

     At December 31, 1998, interest rates under the Securitization and Revolver ranged from 6.05% to 7.75%, respectively. Availability under the Credit Facility was approximately $34,300 at December 31, 1998.

     On October 4, 1998, the Company entered into a 7.03% eight-year capital lease for the acquisition of equipment of $5,300 and repaid the balance of the May 15, 1996 capital lease of $3,416.

6.   INCOME TAXES

     The provision for income taxes in the consolidated statements of operations reflects an effective tax rate of 41% for the three months ended December 31, 1998 and 1997.

7.  PLANT CONSOLIDATION COSTS

     On November18,1998the Company announced its plans to combine its non- woven manufacturing operations into one modern facility. As a result, in the first quarter of 1999, the Company recorded a pretax charge of $1,619 ($0.11 per share on an after tax basis). The charge primarily reflects severance provisions incurred related with workforce reductions of approximately 105 employees. As of December 31, 1998, payments of $274 have been made for these charges.


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

     By letter dated October 22,1998, a demand for indemnification was received from a customer with respect to utilization of Fibermesh (reserved) in concrete slabs in the State of California. The demand for indemnification pertained to any and all damages relating to their use of the Fibermesh (reserved) product. No lawsuits have been filed against the Company and based upon the information provided to the Company, the scope of liability and potential damages, if any, cannot be ascertained at this time. The Company has engaged outside counsel to investigate this claim and intends to vigorously defend its product.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

     As previously discussed, since its organization in 1986 and subsequent admission of Limited Partners, the Partnership has conducted no business except owning and voting the Shares. The Company had 8,673,382 shares of Common Stock outstanding as of December 31, 1998, of which approximately 66% was owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest, $765 due the Company and amounts paid by the Company on behalf of the Partnership relating to the Plan. As a result, the discussion and analysis of financial condition and results of operations presented below relates to the operations of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30th.

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


Liquidity and Capital Resources

To finance its capital expenditures and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by operating activities amounted to $15,194 and $13,727 for the three months ended December 31, 1998 and 1997, respectively. These amounts for the periods ending December 31, 1998 and 1997 reflect net income of $946 and $1,345, respectively, after deducting noncash charges of $5,633 and $5,733 and net working capital changes of $8,615 and $6,649 for each respective period.

Capital expenditures were $4,658 for the three months ended December 31, 1998 as compared to $14,379 for the same period of fiscal 1998. In addition, on October 4, 1998, the Company entered into a 7.03% eight-year capital lease for the acquisition of equipment of $5,300 and repaid the balance of the May 15, 1996 capital lease of $3,416. Capital expenditures planned for fiscal 1999 are approximately $25,000, primarily to expand the Company's manufacturing capacity, subject to prevailing market conditions.

Other sources of liquidity include the December 18, 1997 five-year credit facility between the Company and its lenders, with BankBoston as agent (the "Credit Facility") and the $170,000 aggregate principal amount of 9.25% Senior Subordinated Notes due February 15, 2007 (the "Notes").

The Credit Facility consists of up to a $40 million asset based securitization program (the "Securitization") and a $60 million senior secured revolver facility (the "Revolver"), collateralized by the Company's accounts receivable and substantially all of the Company's assets, excluding real property, respectively. At December 31, 1998, the balances under the Securitization and Revolver were $24,262 and $25,704 at interest rates ranging from 6.05% to 7.75%, respectively. Availability under the Credit Facility was approximately $34,300 at December 31, 1998.

The Notes, which represent unsecured obligations of the Company, are redeemable at the option of the Company at any time on or after February 15, 2002, at an initial redemption price of 104.625% of their principal amount together with accrued interest, with declining redemption prices thereafter. Interest on the Notes is payable semi-annually on February 15 and August 15 in the amount of $7,863.

Based on current levels of operations and anticipated growth, the Company's management expects net cash from operations and available credit facilities to be sufficient to fund the Company's short-term and long-term debt obligations, permit anticipated capital expenditures and fund the working capital needs of the Company for the next twelve months.

On November 18, 1998 the Company announced its plans to combine its non-woven manufacturing facilities. The Company estimates that $5,000 to $6,000 of pre-tax costs will be incurred relating to the plant combination. The move is expected to increase operating efficiencies by reducing overhead costs and centralizing production in a modern facility resulting in expected pre-tax savings of approximately $1,500 to $2,000 annually. In the first quarter of fiscal 1999, the Company recorded a $1,619 pre-tax charge ($0.11 per share on an after tax basis) associated with this combination, reflecting primarily severance and other employee related costs. As of December 31, 1998, payments of $274 have been made for these charges. The Company anticipates that all remaining costs will be incurred in fiscal 1999.


Results of Operations


The following table sets forth the percentage relationships to net sales of certain income statement items for the Company for the quarters ended December 31, 1998 and 1997.

                                                        Three months ended December 31,
                                                                 1998              1997

                   Net sales...........................        100.0%             100.0%
                   Cost of sales.......................         68.6               69.5
                                                                ----               ----
                      Gross profit.....................         31.4               30.5
                   Selling expenses....................         11.2               10.9
                   General and administrative
                           expenses....................          9.8                9.4
                   Plant consolidation costs...........          1.9                -
                   Amortization of intangibles.........          0.8                0.8
                                                                 ---                ---
                   Operating income....................          7.7                9.4
                   Interest expense....................          5.7                6.3
                   Amortization of deferred
                            financing costs............          0.2                0.2
                                                                 ---                ---
                     Income before
                                   provision for taxes.          1.8                2.9
                   Provision for income taxes..........          0.7                1.2
                                                                 ---                ---

                   Net income .........................          1.1%               1.7%
                                                                 ====               ====

Results of Operations for the Three Months Ended December 31, 1998

Net sales for the first quarter of 1999 were $87,162 compared to $76,581 for the same period in 1998, an increase of $10,581, or 13.8%. Carpet backing sales for the first quarter of fiscal 1999 were $41,047 compared to $38,913 for the same period of fiscal 1998, an increase of $2,134, or 5.5%. This increase was primarily the result of higher unit volume in both primary and secondary carpet backing offset by lower average selling prices. Construction and civil engineering product sales for the first quarter of fiscal 1999 were $30,127 compared to $22,664 for the same period of fiscal 1998, an increase of $7,463, or 32.9%, including $3,681 contributed by the Novocon steel fiber acquisition. Technical textiles sales for the first quarter of fiscal 1999 were $15,988 compared to $15,004 for the same period of fiscal 1998, an increase of $984, or 6.6%.

Gross profit for the first quarter of fiscal 1999 was $27,368 compared to $23,384 for the same period of fiscal 1998, an increase of $3,984, or 17.0%. As a percentage of sales, gross profit increased to 31.4% from 30.5%. This increase was primarily due to increased sales volume, growth of higher margin business and lower on average polypropylene costs, offset by lower selling prices, principally in carpet backing.

Selling, general and administrative expenses for the Company for the first quarter of fiscal 1999 were $18,281 compared to $15,515 for the same period of fiscal 1998, an increase of $2,766, or 17.8%. As a percentage of sales, selling, general and administrative expenses increased from 20.3% to 21.0%. The increase was primarily due to the increased construction and civil engineering sales and a $400 increase in research and market development costs. Included in general and administrative expenses for the Partnership were $102, which is due the Company for expenses incurred on behalf of the Partnership.

Operating Income for the Company for the first quarter of fiscal 1999 was $6,742 compared to $7,221 for the same period of fiscal 1998, a decrease of $479 or, 6.6%. As a percentage of sales, operating income decreased from 9.4% to 7.7%. The decrease in operating income was primarily due to plant consolidation costs of $1,619 (see Note 7) and increased selling, general and administrative costs, partially offset by improved margins. Excluding the plant consolidation costs, operating income for the first quarter of fiscal 1999 would have been $8,361, an increase of $1,140, or 15.8%, over operating income for the same period of fiscal 1998.

Interest expense for the first quarter of fiscal 1999 was $4,948 compared to $4,790 for the same period of fiscal 1998, an increase of $158, or 3.3%, due to lower average interest rates on higher outstanding debt. The effective income tax rate was 41% for the first quarter of each of fiscal 1999 and 1998.

Net income for the Company for the first quarter of fiscal 1999 was $946 compared to net income of $1,345 for the same period of fiscal 1998, a decrease of $399, or 29.7%. Earnings before interest, taxes, depreciation and amortization ("EBITDA")1 for the Company for the first quarter of fiscal 1999 were $12,260 compared to $12,091 for the same period of fiscal 1998, an increase of $169, or 1.4%. The decrease in net income was primarily due to the factors discussed above. Excluding the plant consolidation costs, net income would have been $1,901, an increase of $556, or 41.3%, over net income for the same period of fiscal 1998. Net income for the first quarter of fiscal 1999 for the Partnership was $520, which included the additional general and administrative expenses and the minority interest in subsidiary net income.


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

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS 131 will not have a material effect on the Company's results of operations or financial condition.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which must be adopted for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 will not have a material effect on the Company's results of operations or financial condition.

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

In January  1998,  the Company  formally  implemented a plan to become year 2000 compliant. The Company is evaluating and testing business and technical information system hardware and software as to year 2000 compliance and functionality. Planned application testing is 70% complete. The Company's basic integrated software applications, Infinium and CAMS, are represented to be year 2000 compliant by their respective vendors and testing to date has verified vendor representations. Minimal code renovations were necessary in CAMS and have been completed. The last phase of testing is scheduled to be completed on or before March 1999, although test validation processes will be ongoing, thereby providing sufficient time to handle unforeseen contingencies and respond to external year 2000 issues that affect the Company and the Company's business partners. The inventory process and assigning priorities are complete for manufacturing process control, instrumentation and embedded systems. Documentation from respective equipment manufacturers and resources is approximately 92% complete. The Company believes that the repair of this equipment is approximately 95% complete, with all testing of this equipment to be scheduled and completed by mid 1999. Contingency planning for this equipment is in process and scheduled for completion by fiscal year-end 1999. The Company has also been proactive in contact with external business partners to communicate and exchange status information.

Additional costs for the first quarter of 1999 for addressing year 2000 issues were approximately $25 and have been expensed as incurred. The Company does not believe that future costs will have a material adverse effect on the Company's results of operations or financial condition.

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


Item 3.  Quantitative and Qualitative
Disclosures About Market Risk

See the Partnership's annual report on Form 10-K for the fiscal year ended September 30, 1998 (Item 7A). There has been no material change in the information provided therein from September 30, 1998 to December 31, 1998.

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

By letter dated October 22, 1998, a demand for indemnification was received from a customer with respect to utilization of Fibermesh(reserved) in concrete slabs in the State of California. The demand for indemnification pertained to any and all damages relating to their use of the Fibermesh(reserved) product. No lawsuits have been filed against the Company and based upon the information provided to the Company, the scope of liability and potential damages, if any, cannot be ascertained at this time. The Company has engaged outside counsel to investigate this claim and intends to vigorously defend its product.


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits




1           27.  Financial Data Schedule

--------------

1           Filed herewith.


     (b)  Reports of Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC INDUSTRIES, L.P.


By:  SI MANAGEMENT L.P.
       General Partner

By:  SYNTHETIC MANAGEMETN G.P.
       General Partner

By:  CHILL INVESTIMENTS, INC.
       Managing General Partner

By:  /s/ Leonard Chill
         Leonard  Chill
         President



Dated: February 11, 1998