Form 10-Q
period 1999-03-31
SYNTHETIC INDUSTRIES LP
filed 1999-05-14
CIK 901175

UNITED STATES
                                 5/13/99 6:35 PM
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934.

      For the quarterly period ended    March 31, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934.


      For the transition period  from             to                        .


Commission File Number           0-21548


                           SYNTHETIC INDUSTRIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                            13-3397585
---------------------------------- ---------------------------------------------
       (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

         309 LaFayette Road, Chickamauga, Georgia               30707
------------------------------------------------------------ -------------------
             (Address of principal executive offices)
                                                              (Zip Code)


Registrant's telephone number, including area code           (706) 375-3121
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
                                 CONSOLIDATED BALANCE SHEETS
     (In thousands of dollars, except limited partnership units outstanding)

                                                                                     March 31,      September 30,
                  ASSETS                                                               1999              1998
                                                                                       ----             -----
                                                                                   (Unaudited)

CURRENT ASSETS:
  Cash ............................................................................$    336           $    287
  Accounts receivable, net of allowance for
    doubtful accounts of $2,700 and $2,714.........................................  54,674             64,251
  Inventory (Note 3)...............................................................  57,636             52,450
  Other current assets ............................................................  17,759             16,644
                                                                                    -------            -------

      TOTAL CURRENT ASSETS......................................................... 130,405            133,632

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)........................................ 225,801            218,449

OTHER ASSETS.......................................................................  85,962             87,770
                                                                                   --------            -------

                                                                                   $442,168           $439,851

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................ $ 18,585           $ 26,438
  Accrued expenses and other current liabilities...................................  13,432             13,653
  Income taxes payable.............................................................       -                285
  Interest payable.................................................................   2,181              2,154
  Current maturities of long-term debt (Note 5)....................................   1,235              5,500
                                                                                   --------            -------
      TOTAL CURRENT LIABILITIES....................................................  35,433             48,030

LONG-TERM DEBT (Note 5)............................................................ 249,888            236,843

DEFERRED INCOME TAXES (Note 6).....................................................  32,996             32,996

MINORITY INTEREST IN SUBSIDIARY....................................................  42,209             41,437


PARTNERS' CAPITAL:
  General Partner capital..........................................................      812               805
  Limited Partners' capital, 800 units issued and outstanding......................  80,830             79,740
                                                                                    -------          ---------

      TOTAL PARTNERS' CAPITAL......................................................  81,642             80,545
                                                                                     ------          ---------

                                                                                   $442,168           $439,851

                 See notes to consolidated financial statements


                                                                  Three Months Ended              Six Months Ended
                                                                       March  31                       March 31
                                                                   1999         1998               1999       1998
                                                                  ------        -----              ----      -----

Net sales...................................................     $ 84,525      $ 79,271          $171,687    $155,852
                                                                 --------      --------          --------    --------
Costs and expenses:
  Cost of sales.............................................       55,745        54,522           115,539     107,718
  Selling expenses..........................................        9,866         9,074            19,655      17,401
  General and administrative expenses.......................        9,820         8,224            18,414      15,599
  Plant consolidation charges...............................        1,761             -             3,380           -
  Amortization of excess purchase price over net
    assets acquired and other intangibles...................          754           663             1,480       1,311
                                                                 --------      --------         ---------   ---------

                                                                   77,946        72,488           158,468     142,029
                                                                  -------       -------          --------    --------

      Operating income......................................        6,579         6,788            13,219      13,823
                                                                 --------      --------         ---------   ---------

Other expenses:
  Interest expense .........................................        4,904         4,716             9,852       9,506
  Amortization of deferred financing costs..................          198           185               394         336
                                                                 --------      --------        ----------  ----------

 ............................................................        5,102         4,901            10,246       9,842
Income before income tax provision and minority
   Interest in subsidiary net income .......................        1,477         1,887             2,973       3,981

Income tax provision .......................................          640           828             1,292       1,763
                                                                 --------        ------        -----------  ---------

Income before minority interest in subsidiary net
  Income....................................................          837         1,059             1,681       2,218

Minority interest in subsidiary net income..................          383           412               707         860
                                                                 --------        ------        ----------     -------

NET INCOME .................................................       $  454       $  647            $    974    $ 1,358
                                                                   ======       ======            ========    =======


Net income attributable to:
    General Partner.........................................       $    7       $    6            $      9    $    14
    Limited Partner.........................................       $  447       $  641            $    965    $ 1,344
                                                                   ------       ------             -------    -------
                                                                   $  454       $  647            $    974    $ 1,358

Net income per partnership unit.............................       $  559       $  801            $  1,206    $ 1,680
                                                                   ======       =======           ========    =======

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                  Six Months Ended March 31,
                                                                               1999                            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................     $  974                          $  1,358
    Adjustments to reconcile income before extraordinary item
    to net cash provided by (used in) operations:
    Minority interest in subsidiary net income..........................        707                               860
    Depreciation and amortization.......................................     12,771                            10,313
    Write off of assets in connection with plant consolidation .........        790                                 -
    Provision for bad debts.............................................        260                                61
    Deferred income taxes...............................................          -                                 -
    Change in assets and liabilities, net of acquisitions:
     Accounts receivable................................................      9,328                            14,867
     Inventory..........................................................     (5,175)                          (11,216)
     Other assets.......................................................     (1,302)                           (1,975)
     Accounts payable...................................................     (7,939)                           (2,799)
     Accrued expenses and other current liabilities.....................       (221)                             (808)
     Income taxes payable...............................................       (285)                              907
     Interest payable...................................................         27                              (198)
                                                                          ----------                       ------------
       Cash provided by (used in) operating activities..................      9,935                            11,370

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (17,035)                          (27,405)
  Acquisitions (Note 7).................................................           -                           (6,000)
                                                                        ------------                     -------------
      Cash used in investing activities ................................    (17,035)                          (33,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan............................................          -                           (25,000)
  Borrowings under the Credit Facility..................................      8,901                            55,219
  Redemption of 12 3/4% Senior subordinated debentures..................          -                            (7,403)
  Proceeds from sale of treasury stock under the Employee
    Stock Purchase Plan.................................................        358                                 -
  Proceeds from exercise of stock options...............................         38                                85
  Deferred financing costs..............................................          -                              (649)
  Repayments of capital lease obligation and other long-term debt.......     (2,004)                             (367)
                                                                           --------                       ------------
      Cash provided by financing activities.............................      7,293                            21,885
Effect of exchange rate changes on cash.................................       (144)                               75
                                                                          ----------                     ------------
NET CHANGE IN CASH......................................................         49                               (75)

CASH AT BEGINNING OF PERIOD.............................................        287                               340
                                                                         ----------                       -----------

CASH AT END OF PERIOD...................................................  $     336                        $      265
                                                                          =========                        ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................  $  10,518                           $ 9,704
  Income taxes..........................................................      3,641                               856

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net capital obligation for purchase of equipment......................      1,884                                 -
Acquisition of business:
  Fair value of assets acquired.........................................          -                            $5,293
  Liabilities assumed and incurred......................................          -                             4,880
  Cash paid.............................................................          -                             6,000

                  See notes to consolidated financial statement

                           SYNTHETIC INDUSTRIES, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands of dollars)

                  (Information as of March 31, 1999 and for the
              periods ending March 31, 1999 and 1998 are unaudited)


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

Since its organization in 1986 and subsequent admission of limited partners, the Partnership has conducted no business except owning and voting its shares of the Company. The Company had 8,671,778 shares of Common Stock outstanding at March 31, 1999, of which approximately 66% was owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership. As a result, the footnote information presented below relates to that of the Company, except as disclosed. Accordingly, all references to fiscal year and quarter refer to the Company's fiscal year and quarter.

2.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 1999 and for the periods ended March 31, 1999 and 1998 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 1999 and 1998, and the results of operations for the three and six months then ended, have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Operating results for the three and six months ended March 31, 1999 may not necessarily be indicative of the results that may be expected for the full year.





3.       INVENTORY

                                                           March 31,         September 30,
                                                             1999                1998
                                                             ----               -------

                  Finished goods........................     $42,881            $ 37,689
                  Work in process.......................       6,901               7,107
                  Raw materials.........................       7,854               7,654
                                                           ---------            --------

                                                            $ 57,636            $ 52,450


4.       PROPERTY, PLANT AND EQUIPMENT

                                                           March 31,         September 30,
                                                              1999               1998
                                                              ----              ------

                  Land....................................  $  4,585            $  4,585
                  Buildings and improvements..............    44,966              42,588
                  Equipment under capital lease...........    12,800              12,500
                  Machinery and equipment and
                    leasehold improvements................   282,064             266,972
                                                             -------            --------

                                                             344,415             326,645

                  Accumulated depreciation................   118,614             108,196
                                                             -------            --------

                                                            $225,801            $218,449

5.       LONG-TERM DEBT

                                                            March 31,        September 30,
                                                              1999               1998
                                                              -----              ----

          Credit facility:
            Securitization................................   $24,508            $ 29,162
            Revolver......................................    43,577              30,022
         9 1/4% senior subordinated
          notes, due 2007.................................   170,000             170,000
         Capital lease obligation.........................    11,857              10,647
         Other............................................     1,181               2,512
                                                           ---------           ---------

                                                             251,123             242,343
         Less current portion.............................     1,235               5,500
                                                            --------          ----------

         Total long term portion........................    $249,888           $ 236,843


         At March 31, 1999, interest rates under the Securitization and Revolver ranged from 5.66% to 7.75%, respectively with letters of credit outstanding of $356, and availability under the Credit Facility was approximately $16,000.

         On October 4, 1998, the Company entered into a 7.03% eight-year capital lease for the acquisition of equipment of $5,300 and repaid the balance of the May 15, 1996 capital lease of $3,416.


6.       COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. Comprehensive income is broadly defined as the change in the equity of a business enterprise for translation and other events and circumstances from nonowner sources. The Company has other comprehensive income in the form of foreign currency cumulative translation adjustments which resulted in total comprehensive income, net of tax of $1,025 and $1,230 for the quarters ended March 31, 1999 and 1998, respectively, and $1,936 and $2,629 for the six months ended March 31, 1999 and 1998, respectively.


7.       INCOME TAXES

     The provision for income taxes in the consolidated statements of operations reflects the effective tax rate of 36% and 39% for the three and six months ended March 31, 1999, respectively.


8.       PLANT CONSOLIDATION COSTS

     On November 18, 1998 the Company announced its plans to combine its non-woven manufacturing facility in Spartanburg, SC into its modern facility in Ringgold, GA. As a result, the Company recorded pretax charges of $1,761 and $3,380 ($0.12 and $0.23 per diluted share on an after tax basis) for the three and six months ended March 31, 1999, respectively. The charges reflect severance provisions of $1,132 related to workforce reductions of approximately 105 employees, equipment relocation expenses of $1,458 and a charge of $790 (net of $479 accumulated depreciation) for the write off of abandoned assets. As of March 31, 1999, payments of approximately $3,000 have been made for these charges.

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

     On April 16, 1999, preliminary approval of a settlement agreement in connection with these lawsuits was granted by the United States District
     Court for the Northern District of California. The settlement will not become final until after notice is given to the limited partners of the Partnership and stockholders of the Company and the Court holds a hearing at which limited partners and stockholders will be given an opportunity to object to the terms of the settlement.

     If, after the hearing, final approval of the settlement agreement is granted by the Court, the General Partner will resign, a trustee will be appointed for the Partnership, and an independent committee of the Company's Board of Directors (the "Committee") will commence a six-month sales process during which the committee, with the help of a financial advisor will seek offers from qualified buyers to purchase the Company. The primary objective of the sale process will be to maximize value for the Company's shareholders. If an acceptable offer to acquire the Company is not received during the process, the Partnership will be liquidated and its shares of the Company's common stock will be distributed in an orderly manner (after satisfaction of liabilities). The settlement agreement is not an admission by the Company of any liability or wrongdoing.

     Prior to March 23, 1999, approximately 158 plaintiffs filed claims against Kaufman and Broad Home Corporation (including its subsidiaries and affiliates) ("Kaufman and Broad") in two Los Angeles County Superior Court cases in connections with claims of alleged defects in fiber reinforced concrete slabs. On or about March 23, 1999, the plaintiffs settled claims against Kaufman and Broad. On April 29, 1999, the plaintiffs filed amended complaints naming the Company as a defendant in these actions. The relief sought has not yet been specified. The Company has denied any allegations of wrongdoing and intends to vigorously defend against all claims by the plaintiffs in these complaints.

     On October 1, 1998, a class action complaint was filed against Kaufman and Broad in Los Angeles County Superior Court, again in connection with alleged defects in fiber reinforcedd concrete slabs. Kaufman and Broad denied the plaintiffs' allegations and filed a cross-complaint against the Company. The relief has not yet been specified. The Company answered Kaufman and Broad cross-complaint, denying generally and specifically the allegations that Kaufman and Broad had been injured or was entitled to any relief by any reason, act or omission by or on behalf of the Company. The Company intends to vigorously defend against all claims by the plaintiffs in this complaint.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

As previously discussed, since its organization in 1986 and subsequent admission of Limited Partners, the Partnership has conducted no business except owning and voting the Shares. The Company had 8,672,382 shares of Common Stock outstanding as of March 31, 1999, of which approximately 66% was owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnershi's financial statements are substantially identical to those of the Company, with the exception of the minority interest, amounts paid by and due to the Company on behalf of the Partnership of $1,046. As a result, the discussion and analysis of financial condition and results of operations presented below relates to the operations of the Company, except as disclosed. Accordingly, all references to the three and six months refer to the Company's fiscal quarters.

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


Liquidity and Capital Resources

         To finance its capital expenditure program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by operating activities amounted to $9,935 and $11,370 for the six months ended March 31, 1999 and 1998, respectively. These amounts for the periods ended March 31, 1999 and 1998 reflect net income of $2,064 and $2,584, respectively, after deducting noncash charges of $13,701 and $10,374 and net working capital changes of ($5,830) and ($1,588) for each respective period.

         Capital expenditures were $17,035 for the six months ended March 31, 1999 as compared to $27,405 for the same period of fiscal 1998. In addition, on October 4, 1998, the Company entered into a 7.03% eight-year capital lease for the acquisition of equipment of $5,300 and repaid the balance of the May 15, 1996 capital lease of $3,416. Capital expenditures planned for the balance of fiscal 1999 are approximately $10,000, primarily to expand the capacity of the Company's nonwoven manufacturing facilities, subject to prevailing market conditions.

         Other sources of liquidity include the December 18, 1997 five-year credit facility between the Company and its lenders, with BankBoston as agent (the "Credit Facility") and the $170,000 aggregate principal amount of 9.25% Senior Subordinated Notes due February 15, 2007 (the "Notes").

         The Credit Facility consists of up to a $40 million asset based securitization program (the "Securitization") and a $60 million senior secured revolver facility (the "Revolver"), collateralized by the Company's accounts receivable and substantially all of the Company's assets, excluding real property, respectively. At March 31, 1999, the balances under the Securitization and Revolver were $24,508 and $43,577 at interest rates ranging from 5.66% to 7.75%, respectively with letters of credit outstanding of $356. Availability under the Credit Facility was approximately $16,000 at March 31, 1998.

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

     On November 18, 1998 the Company announced plans to combine its non-woven manufacturing facilities. The Company estimates that $5,000 to $6,000 of pre-tax costs will be incurred relating to the plant combination. The move is expected to increase operating efficiencies by reducing overhead costs and centralizing production in a modern facility resulting in expected pre-tax savings of approximately $1,500 to $2,000 annually. The Company recorded pre-tax charges of $1,761 and $3,380 ($0.12 and $0.23 per share on an after tax basis) for the three and six month period ending March 31, 1999, respectively. These charges were primarily related to severance and other employee related costs, equipment relocation expenses and a charge to write off assets. As of March 31, 1999, approximately $3,000 of payments have been made against these charges. The Company expects that all remaining costs will be incurred in fiscal 1999.


Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items for the three and six months ended March 31, 1998 and 1997.

                                                          Three Months Ended                 Six Months Ended
                                                               March 31,                          March 31,
                                                           1999          1998                 1999         1998

             Net sales.................................   100.0%        100.0%                100.0%       100.0%
             Cost of sales.............................    66.0          68.8                  67.3         69.1
                                                           ----          ----                  ----         ----
                Gross profit...........................    34.0          31.2                  32.7         30.9
             Selling expenses..........................    11.7          11.4                  11.4         11.2
             General and administrative
                     expenses..........................    11.3          10.2                  10.5          9.8
             Plant consolidation costs.................     2.1           0.0                   2.0          0.0
             Amortization of intangibles...............     0.9           0.8                   0.9          0.8
                                                            ---           ---                   ---          ---
                Operating profit.......................     8.0           8.8                   7.9          9.1
             Interest expense..........................     5.8           6.0                   5.7          6.1
             Amortization of deferred
                     financing costs...................     0.2           0.2                   0.2          0.2
                                                            ---           ---                   ---          ---
                Income before
                        provision for taxes............     2.0           2.6                   2.0          2.8
             Provision for
                         income taxes..................     0.7           1.0                   0.8          1.1
                                                            ---           ---                   ---          ---
             Net income................................     1.3%          1.6%                  1.2%         1.7%
                                                            ====          ====                  ====         ====








Results of Operations for the Three Months Ended March 31

     Net sales for the second quarter of fiscal 1999 were $84,525 compared to $79,271 for the same period of fiscal 1998, an increase of $5,254, or 6.6%. Carpet backing sales for the second quarter of fiscal 1999 were $42,312 compared to $40,960 for the same period of fiscal 1998, an increase of $1,351, or 3.3%, reflecting a combination of higher unit volume offset by lower average selling prices. Construction and civil engineering product sales for the second quarter of fiscal 1999 were $24,758 compared to $20,352 for the same period of fiscal 1998, an increase of $4,406, or 21.6%, including $2,813 contributed by the acquisition of Novocon International, Inc. Technical textiles sales for the second quarter of fiscal 1999 were $17,455 compared to $17,959 for the same period of fiscal 1998, a decrease of $504, or 2.8%.

     Gross profit for the second quarter of fiscal 1999 was $28,780 compared to $24,749 for the same period of fiscal 1998, an increase of $4,031, or 16.3%. As a percentage of sales, gross profit increased to 34.0% from 31.2%. This increase was primarily due to increased sales volume, growth of higher margin business and lower on average polypropylene costs, partially offset by lower average selling prices.


     Selling, general and administrative expenses for the Company for the second quarter of fiscal 1999 were $19,405 compared to $17,119 for the same period of fiscal 1998, an increase of $2,286, or 13.4%. As a percentage of sales, selling, general and administrative expenses increased from 21.6% to 23.0%. This increase was primarily due to increased expenditures for sales and engineering support staff as well as increased marketing expenses, particularly in Construction and Civil Engineering. Included in general and administrative expenses for the Partnership were $281, which is due the Company for expenses incurred on behalf of the Partnership

     Operating income for the Company for the second quarter of fiscal 1999 was $6,860 as compared to $6,967 for the same period of fiscal 1998, a decrease of $107, or 1.5%. As a percentage of sales, operating income decreased to 8.1% in fiscal 1999 from 8.8% in fiscal 1998. This decrease was primarily due plant consolidation costs in the second quarter of fiscal 1999 of $1,761. Operating income, excluding plant consolidation costs, was $8,621.

     Interest expense for the second quarter of fiscal 1999 was $4,904 compared to $4,716 for the same period of fiscal 1998, an increase of $188, or 4.0%, due to a lower average interest rate applied on higher outstanding debt. The effective income tax rate for the second quarter of fiscal 1999 was 36.4%.

     Net income for for the Company for the second quarter of fiscal 1999 was $1,118 compared to $1,238 for the same period of fiscal 1998, a decrease of $120, or 9.7%. Excluding the plant consolidation costs, net income would have been $2,238, an increase of $1,000, or 80.8%, over net income for the same period of fiscal 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA")1 for the second quarter of fiscal 1999 were $13,719 compared to $12,613 for the same period of fiscal 1998, an increase of $1,106, or 8.8%. Excluding plant consolidation costs, EBITDA increased $2,867.


Results of Operations for the Six Months Ended March 31

     Net sales for the first six months of fiscal 1999 were $171,687 compared to $155,852 for the same period of fiscal 1998, an increase of $15,835 or 10.2%. Carpet backing sales for the first six months of fiscal 1999 were $83,359 compared to $79,874 for the same period of fiscal 1998, an increase of $3,485, or 4.4%. Construction and civil engineering product sales for the first six months of fiscal 1999 were $55,216 compared to $43,168 for the same period of fiscal 1998, an increase of $12,048, or 27.9%. Technical textiles sales for the first six months of fiscal 1999 were $33,112 compared to $32,810 for the same period of fiscal 1998, an increase of $302, or 0.9%.

     Gross profit for the first six months of fiscal 1999 was $56,148 compared to $48,134 for the same period of fiscal 1998, an increase of $8,014, or 16.6%. As a percentage of sales, gross profit increased to 32.7% from 30.9%.

     Selling, general and administrative expenses for the Company for the first six months of fiscal 1999 were $37,686 compared to $32,634 for the same period of fiscal 1998, an increase of $5,052, or 15.5%, reflecting increased expenditures for sales and support staff. As a percentage of sales, selling, general and administrative expenses increased from 20.9% to 22.0% reflecting lower on average selling prices. Included in general and administrative expenses for the Partnership for the first six months of fiscal 1999 were $383, which are due the Company for expenses incurred on behalf of the Partnership.

     Operating income for the Company for the first six months of fiscal 1999 was $13,602 as compared to $14,189 for the same period of fiscal 1998, a decrease of $587, or 4.1%. As a percentage of sales, operating income decreased to 7.9% in fiscal 1999 from 9.1% in fiscal 1998. Excluding plant consolidation costs, operating income was $16,982.

     Interest expense for the first six months of fiscal 1999 was $9,852 compared to $9,506 for the same period of fiscal 1998, an increase of $346, or 3.6%, due to lower average interest rates on higher outstanding debt. The effective income tax rate for the six months ended March 31, 1999 was 38.5%.

     Net income for the Company for the first six months of fiscal 1999, was $2,064 compared to $2,584 for the same period of fiscal 1998, a decrease of $520, or 20.1%. Excluding the plant consolidation costs, net income would have been $4,143, an increase of $1,559, or 60.3%, over net income for the same period of fiscal 1998. EBITDA for the first six months of fiscal 1999 were $25,979 compared to $24,705 for the same period of fiscal 1998, an increase of $1,274, or 5.2%. Excluding plant consolidation costs, EBITDA increased $4,645. The increase in EBITDA was primarily due to higher depreciation expense as compared to the same period of fiscal 1998.


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

         In January 1998, the Company formally implemented a plan to become year 2000 compliant. The Company evaluated and tested business and technical information system hardware and software as to year 2000 compliance and functionality. The Company's basic integrated software applications, Infinium and CAMS, are represented to be year 2000 compliant by their respective vendors. Internal testing was completed in March 1999 that verified vendor representations. Minimal code renovations were necessary in CAMS and have been completed. Validation processes will be ongoing in 1999, thereby providing sufficient time to address unforeseen issues and develop contingency plans for external supply chain dependencies that could affect the Company and the Company's business partners. The inventory process and assigning priorities are complete for manufacturing process control, instrumentation and embedded systems. Documentation from respective equipment manufacturers and resources is 99% complete. The Company believes that the repair of this equipment is approximately 98% complete, with completion scheduled by June 1999. Contingency plans for production work arounds are in process and scheduled for completion by October 1999. The Company has been proactive in contacting external business partners to communicate and exchange status information.

     Costs associated with required modification to become year 2000 compliant have not been material to the company's financial position and have been expensed as incurred. The Company does not believe that future costs will have a material adverse effect on the Company's results of operations or financial condition.

     The Company is developing contingency plans to ensure that it will be able to operate the critical areas of its business. Contingency plans include developing alternative business processes for our business dependencies with customers and suppliers who may experience year 2000 interruptions. . These plans will be monitored for completion as we approach the year 2000. Although the Company is making every reasonable effort to identify and successfully resolve any year 2000 issues that are within our control, there can be no assurance that the efforts or the contingency plans related to the Company's systems or those of third parties relied upon will be successful or that any failure to convert, upgrade, or appropriately plan for contingencies would not have a material adverse effect on the Company's results of operations or financial condition.


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the Company's most recent annual report filed on Form 10-K (Item 7A). There have been no material changes in the information provided therein from September 30, 1998 to March 31, 1999.


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

         On April 16, 1999, preliminary approval of a settlement agreement in connection with these lawsuits was granted by the United States District
     Court for the Northern District of California. The settlement will not become final until after notice is given to the limited partners of the Partnership and stockholders of the Company and the Court holds a hearing at which limited partners and stockholders will be given an opportunity to object to the terms of the settlement.

If, after the hearing, final approval of the settlement agreement is granted by the Court, the General Partner will resign, a trustee will be appointed for the Partnership, and an independent committee of the Company's Board of Directors (the "Committee") will commence a six-month sales process during which the committee, with the help of a financial advisor will seek offers from qualified buyers to purchase the Company. The primary objective of the sale process will be to maximize value for the Company's shareholders. If an acceptable offer to acquire the Company is not received during the process, the Partnership will be liquidated and its shares of the Company's common stock will be distributed in an orderly manner (after satisfaction of liabilities). The settlement agreement is not an admission by the Company of any liability or wrongdoing.

     Prior to March 23, 1999, approximately 158 plaintiffs filed claims against Kaufman and Broad Home Corporation (including its subsidiaries and affiliates) ("Kaufman and Broad") in two Los Angeles County Superior Court cases in connections with claims of alleged defects in fiber reinforced concrete slabs. On or about March 23, 1999, the plaintiffs settled claims against Kaufman and Broad. On April 29, 1999, the plaintiffs filed amended complaints naming the Company as a defendant in these actions. The relief sought has not yet been specified. The Company has denied any allegations of wrongdoing and intends to vigorously defend against all claims by the plaintiffs in these complaints.

     On October 1, 1998, a class action complaint was filed against Kaufman and Broad in Los Angeles County Superior Court, again in connection with alleged defects in fiber reinforcedd concrete slabs. Kaufman and Broad denied the plaintiffs' allegations and filed a cross-complaint against the Company. The relief has not yet been specified. The Company answered Kaufman and Broad cross-complaint, denying generally and specifically the allegations that Kaufman and Broad had been injured or was entitled to any relief by any reason, act or omission by or on behalf of the Company. The Company intends to vigorously defend against all claims by the plaintiffs in this complaint.



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



Dated: May 14, 1999