Form 10-K
period 1999-09-30
SYNTHETIC INDUSTRIES LP
filed 2000-01-13
CIK 901175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
 FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    September 30, 1999

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                         Commission File Number 33-11479

                           SYNTHETIC INDUSTRIES L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-3397585
---------------------------------- ---------------- ------------------
(State or other jurisdiction                       (I.R.S.Employer
 of incorporation or organization)                   Identification No.)


         309 LaFayette Road, Chickamauga, Georgia              30707
------------------------------------------------------------ ----------
            (Address of principal executive offices)        (Zip Code)


                                 (706) 375-3121
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section
12(b) of the Act:

 Title of Class:        Name of each exchange on which
    None                   Title of class registered
                                      None

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.



PART I


ITEM 1.  BUSINESS


General

         Synthetic Industries L.P. (the "Partnership") is a limited partnership organized under the laws of the state of Delaware. In December 1986, the Partnership acquired all of the issued and outstanding shares (the "Shares") of the capital stock of Synthetic Industries, Inc., a Delaware corporation (the "Company"). As of September 30, 1999, the Partnership owned approximately 66% of the Company's common stock, par value $1.00 per share (the "Common Stock"). The Company manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications.

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

Recent Events

      On November 5, 1999 the Partnership entered into a Stockholder Agreement with SIND Holdings, Inc., a company organized by Investcorp, a global investment group, and SIND Acquisition, Inc., a wholly-owned subsidiary of SIND Holdings, Inc. (SIND Holdings and SIND Acquisition being hereafter referred to as the "Purchasers"). Pursuant to the Stockholder Agreement the Partnership agreed to tender all of the shares of common stock (the "Shares") it owned in Synthetic Industries, Inc. (the "Company") to the Purchasers pursuant to a cash tender offer that would be made to stockholders of the Company in accordance with a Merger Agreement, dated November 5, 1999, between the Purchasers and the Company. The cash tender offer was commenced on November 12, 1999, the Partnership tendered the Shares and on December 15, 1999 the Partnership received approximately $188,000 in cash in payment for the Shares. The Liquidating Trustee promptly invested these proceeds in U.S. Treasury Bills, which now comprise all of the assets of the Partnership.

     Pursuant to the Stipulation and Agreement of Settlement approved by the United States District Court for the Northern District of California to which the Partnership is subject, the Liquidating Trustee has made application to the Court to make a cash distribution to the partners of the Partnership and has sent Payment Direction Letters to all limited partners of the Partnership. Upon approval by the Court and return of the Payment Direction Letters, the Liquidating Trustee intends to distribute $160,000 in cash in accordance with the terms governing liquidating distributions set forth in the Partnership Agreement. The remainder of the cash now held by the Partnership in U.S. Treasury Bills will be retained in that form by the Liquidation Trustee pending satisfaction of all of the Partnership's liabilities, including, without limitation, the attorneys' fees payable to plaintiff's counsel in the litigation that was the subject of the Stipulation and Agreement of Settlement, amounts owed to the Company and the incidental expenses and liabilities incurred in connection with the liquidation. On December 30, 1999, the United States District Court for the Northern District of California awarded $6,839 in fees and $237 in expenses to plaintiff's counsel, and directed an additional $13, 678 to be held in reserve by the Liquidating Trustee, subject to the exhaustion of any appeals or further court order. In addition, at December 30, 1999, the Partnership owed the Company $1,396 incurred in connection with plans of dissolution that were not consummated. The Liquidating Trustee expects that all liabilities of the Partnership will not exceed the amount of assets retained by the Partnership. The Liquidating Trustee can give no assurances, however, as to when and what amount of the reserve will be released by the Court, and, therefore, no prediction can be made as to when and in what amount a final liquidating distribution of the Partnership will be made.

The following  discussion on  business  relates to the  Company.

Products

     The Company manufactures and sells a wide array of polypropylene-based industrial fibers and fabrics along three principal product lines: carpet backing, construction materials products and technical textiles. The Company manufactures five basic yarn and fiber types, from which approximately 2,000 products are manufactured to serve in excess of 65 end-use markets. The following table sets forth the Company's net sales attributable to each product line, and the percentage of total net sales represented by each, for the past five fiscal years:


                                                        Year Ended September 30,

                        1999              1998                 1997                 1996               1995
                                                        (Thousands of dollars)
Carpet Backing    $172,024   44.7%   $168,998   45.8%       $166,219   48.1% $146,491   48.9%    $133,025  49.0%

Construction       139,835   36.3     128,318   34.8      114,611   33.2       97,043   32.4       82,933  30.6
  Materials

Technical Textiles  72,963   19.0      71,680   19.4       64,742   18.7       55,998   18.7       55,469  20.4
                    ------   ----      ------   ----      -------   ----       ------   ----       ------  ----

  Net Sales       $384,822  100.0%   $368,996  100.0%    $345,572  100.0%    $299,532  100.0%    $271,427 100.0%
                  ========  ======   ========  ======    ========  ======    ========  ======    ======== ======


     Carpet Backing

     Carpet backing is the Company's oldest and largest product line consisting of primary and secondary fabrics in a variety of styles and widths that are manufactured from polypropylene raw materials. Primary carpet backing is a tightly woven material into which carpet yarn is tufted in the manufacture of broadloom floorcoverings. Secondary carpet backing, which forms the base of the carpet, is the coarser woven fabric that is laminated to the back of tufted broadloom to insure both carpet integrity and dimensional stability. In addition to its broad range of primary and secondary backing, the Company produces
SoftBac(TM), a revolutionary carpet backing system co-developed with Shaw Industries, Inc. ("Shaw"), the Company's largest customer. SoftBac is a soft, flexible carpet backing with a "fleecy" texture that makes it easier to handle and provides for more efficient installation. Along with the ease of handling, SoftBac requires fewer seams since it can bend and fold through problem areas such as tight corners, passageways and closets. The Company entered the modular carpet tile backing market in February 1997 through the Spartan Acquisition.

    Construction Materials

     The  Company's  construction  materials  product  line offers two  distinct product lines to the construction industry: geosynthetic products and concrete reinforcement fibers. Construction materials has achieved rapid growth since 1993 when the Company enhanced its channels of distribution for Fibermesh(R) and expanded into the production of nonwoven geotextiles. In 1999, the Company completed the BonTerra Acquisition, broadening the geosynthetic product line to include natural erosion control fabrics. Within the construction material product line, geotextile products principally serve the environmental and infrastructure markets, with end uses such as landfill waste containment, erosion control and soil stabilization, separation and reinforcement. Fibermesh(R) and Novocon provide reinforcement of conventional and pre-cast concrete.

     Geosynthetic Products. The Company's geosynthetic product line consists of erosion control fabrics, geotextiles, and soil fibers. These products control erosion and capture sediment; provide filtration, separation and reinforcement of soils; improve engineering properties of native soils; protect landfill liners; and extend pavement life. The specifications of the Company's geosynthetic fabrics and fibers vary depending on specific site conditions, including such factors as slope angles, water flow velocities, climate, runoff, soil profile and ultimate land use. The Company's geosynthetic products generally comply with state agency guidelines pertaining to geosynthetic products issued to date.

     The Company produces a variety of nonwoven and woven geotextiles for use in landfill, roadway and mining construction. The Company's LANDLOK(R) erosion control products are used in storm water drainage channels, steep slopes and shoreline protection. These products hold the soil in place, while allowing and supporting vegetative growth. LANDLOK(R) products are an environmentally friendly and aesthetically pleasing alternative to rock or concrete erosion control methods.

     Concrete Reinforcement. The Company pioneered the practical use of polypropylene fibers as a secondary reinforcement for concrete with the development and introduction of Fibermesh(R) to the concrete industry in 1983. The Company offers both steel fibers for primary reinforcement and Fibermesh(R) polypropylene fibers for secondary reinforcement and plastic shrinkage crack minimization. The addition of Fibermesh(R) polypropylene fibers to concrete inhibits the formation of early cracking while providing greater impact, abrasion, and shattering resistance from external forces. The hardened fibrous concrete has lower permeability and a level of toughness (residual strength) not found in plain concrete. Primary applications for Fibermesh(R) are residential and commercial slabs, elevated decks, pre-cast products, shotcrete tunnels, canals and pools, and whitetopping restoration of deteriorated asphalt pavements and parking areas. Specific applications for Novocon's steel fibers include industrial slabs on grade, airport runways, blast resistant structures, and road and water tunnels.


    Technical Textiles

    Technical textiles produced by the Company are products and systems that offer high performance solutions for niche markets consisting primarily of specialty fabrics, industrial yarns and fibers. The specialty fabrics are manufactured in a variety of widths, weights, permeability ranges and dimensional configurations primarily from polypropylene and other synthetic fibers. Customers use these fabrics to manufacture products used in diverse applications such as furniture and bedding construction, filtration, and agriculture. Furniture and bedding construction products consist of woven and nonwoven decking and padding, mattress ticking, dust covers, spring insulators and flange materials.

    The Company also sells its industrial yarns and fibers directly to weavers, knitters, and non-woven manufacturers who produce niche market products such as automobile upholstery and air and water filtration media.


Marketing and Sales

     Carpet Backing. The Company sells its carpet backing products to customers in the carpet industry, most of whom are carpet manufacturers located in the United States. In fiscal 1999, the Company's five largest carpet backing customers accounted for approximately 84.8% of its total net sales to the carpet industry. In fiscal 1999, sales to Shaw Industries, Inc. accounted for approximately 58.4% of net carpet backing sales and approximately 26.1% of the Company's total net sales.

     The Company's carpet backing products are sold primarily through the Company's sales force that is directed from a central sales office in Calhoun, Georgia. All of the sales managers have significant industry experience and monitor ongoing product requirements, styling changes and competitive trends affecting their customers.

     Construction Materials. The Company's broad product line is marketed in conjunction with its industry expertise in application and material engineering, as well as expertise in construction design and installation, as cost effective, longer lasting alternatives to traditional construction methods. Its ongoing marketing communications program for owners, architects, specifying agencies, including both the public and private sectors, and the engineering community as a whole, is designed to continue to build awareness of both product capabilities and in-house and technical expertise, and to expand interest in and use of concrete reinforcing fibers and geosynthetics.

     The Company's geosynthetic products are sold primarily in North America to regional and national distributors, installers of landfill liners and various governmental transportation departments, port authorities and waterway commissions. International sales, which comprise approximately 8% of geosynthetic sales, are sold through worldwide distribution networks. In fiscal 1999, the five largest geosynthetic product customers accounted for approximately 24.3% of the Company's total net sales in this product line.

     Fibermesh(R) and Novocon concrete reinforcing fibers are sold through a direct sales force to ready-mix concrete companies and precast concrete product manufacturers located primarily in North America and the United Kingdom. The sales force operates out of eleven regional offices in the United States and in Chesterfield, England. In addition, Fibermesh(R) is sold through a contract with Master Builders, Inc., a worldwide leader in concrete technology. Internationally, in addition to the United Kingdom sales force, construction industry product distributors market concrete reinforcing fibers in over 50 countries. In fiscal 1999, the ten largest concrete reinforcing fiber customers accounted for approximately 12.5% of the Company's total net sales of this product line.

     Technical Textiles. The Company sells its specialty fabrics to a diverse group of approximately 400 manufacturers located primarily in North and Central America and the Pacific Rim countries. The Company sells its industrial yarns and fibers to a diverse group of approximately 100 manufacturers located in North America and Europe. In fiscal 1999, the Company's five largest technical textile customers accounted for approximately 16.1% of the Company's total net sales of technical textiles. The Company's technical textiles are marketed by salespersons through sales offices in Gainesville and Calhoun, Georgia, Hickory and High Point, North Carolina, Tupelo, Mississippi and Chesterfield, England.


Competition

     The markets for the Company's products are highly competitive. In the manufacture and sale of carpet backing, which represented approximately 45% and 46% of the Company's total sales in fiscal 1999 and 1998, respectively, the Company competes primarily with BP Amoco p.l.c. ("BPAmoco") and certain other companies. BPAmoco has the dominant position in the carpet backing market worldwide. In the United States, only the Company and BPAmoco produce a broad range of primary and secondary carpet backing in a variety of styles and widths. The Company competes in the carpet backing market primarily on the basis of quality, availability, service, price and product line variety, providing carpet manufacturers with a reliable alternative source of supply to BPAmoco.

     In the manufacture and sale of the Company's other products, the Company generally competes with a number of other companies, some of which are significantly larger and have substantially greater resources than the Company. The Company's primary competitors in the construction materials market are BPAmoco and T.C. Mirafi Corporation with respect to geotextiles, North American Green, Inc. with respect to environmental and erosion control products, and W.R. Grace & Co., which markets but does not manufacture concrete reinforcement fibers, with respect to concrete reinforcement. The Company competes in the concrete reinforcement fiber market primarily on the basis of product design and technical service. In some applications, Fibermesh(R) and Novocon steel fibers also compete with welded wire fabric on the basis of product performance and cost. The Company competes in the construction materials market on the basis of product line breadth and quality, price, and the custom design, engineering and other services it provides to customers. With respect to technical textiles, competitors vary depending upon the specific market niche. The Company competes in each segment of the technical textiles market primarily on the basis of service, quality, innovation and product line variety.


Manufacturing Process

     Polypropylene, a chemically inert plastic derived from petroleum, is the basic raw material used in the manufacture of primarily all of the Company's products today. The Company believes it is a technological leader in the conversion of polypropylene into woven and nonwoven polypropylene products. The expertise of the Company's research and development and marketing staff has enabled the Company to develop innovative products, frequently in response to specific customer needs.

     Woven fabrics are produced by interlacing thousands of strands of extruded yarn at right angles to one another. The manner in which the yarn is interlaced determines the type of weave. Woven fabrics are characterized by strength and dimensional stability. The Company's woven fabric products include primary and secondary carpet backing, geotextiles, erosion control fabrics and specialty fabrics for the filtration, construction and agricultural markets.

     Nonwoven fabrics are produced by first stacking several layers of webbed short length fibers and then entangling the layers by punching barbed needles through the layers. The Company's nonwoven fabric products include geotextiles, erosion control fabrics, furniture and bedding construction fabrics and spill control fabrics.

     The Company believes that it has state-of-the-art manufacturing capability in both its woven and nonwoven product lines and is one of the most cost-efficient producers in the markets in which it participates. The Company's three primary manufacturing processes are extrusion, weaving and needlepunched nonwovens.

     Extrusion. Much of the Company's expertise has been developed in its extrusion processes. Engineering the polymeric raw materials during the extrusion process creates many of the product's specification properties. In addition to yarns and fibers for conventional end-uses, the Company has also developed value-added products through the use of additives including those that resist sunlight degradation. The Company owns and operates several of the world's largest polypropylene staple fiber lines. Most of the Company's extruded products are consumed internally and become value-added woven and nonwoven fabrics, but some are sold to weavers, knitters, nonwoven producers and convertors.

     Weaving. The yarns produced in the Company's extrusion and yarn spinning operations are woven on looms to produce the wide variety of fabrics that the Company sells through all of its marketing divisions. Fabric properties are engineered to industry specifications by altering constituent yarns and weave patterns. Looms are generally interchangeable to weave carpet backing, geotextiles and certain agricultural fabrics.

     Needlepunched Nonwovens. The Company has a state-of-the-art needlepunched nonwoven fabric facility. This modern plant produces a new generation of engineered cost-effective fabrics for the geotextile, furniture and bedding construction and chemical spill cleanup markets.

     The Company maintains a complete rigorous quality control program centered on statistical process control and customer key measures. Each stage of the process from the raw material to the final product is monitored using standard procedures and test methods which satisfy the quality control and consistency standards of ISO 9002 established by the International Standards Organization. In 1997, the Company received ISO 14001 certification for complying with internationally recognized environmental standards - one of the first companies in the United States to achieve such certification.

     The Company's production equipment is capable of manufacturing a variety of woven and nonwoven polypropylene products. This versatility enables the Company to alter the product mix within its woven and nonwoven product lines in response to market demand or to take advantage of specific product opportunities.

     The Company's plants are run on a continuous 24-hour per day basis, seven days a week, 350 days per year. Orders are typically filled from inventory.


Research and Development

     The Company's research and market development is focused primarily on development and as such the Company engages in product design, development and performance validation to improve existing products and to create new products. The Company expended approximately $9.9 million (approximately 2.6% of sales) and $8.1 million (approximately 2.2% of sales) on Company-sponsored research and market development activities in fiscal 1999 and fiscal 1998, respectively.

International Operations

     The Company conducts its foreign sales operations through subsidiaries in Europe and a network of distributors worldwide. The aggregate sales (principally of construction materials products) by such foreign subsidiaries and marketing divisions were approximately $8.3 million, $8.0 million, and $6.6 million in fiscal year 1999, 1998 and 1997, respectively. International sales from United States operations were approximately $31.8 million, $27.0 million and $30.1 million in fiscal years 1999, 1998 and 1997, respectively. Total international sales were approximately 10.4%, 9.4% and 10.6% of net sales for fiscal 1999, 1998 and 1997, respectively.


Raw Materials

     Polypropylene, which is a petroleum derivative, is the basic raw material used in the manufacture of substantially all of the Company's products. The Company currently purchases polypropylene in pellet form principally from five suppliers, with Fina Oil & Chemical Company being the Company's largest supplier of polypropylene. These purchases are generally made pursuant to long-standing arrangements.


Regulation

     The Company is subject to federal, state and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act and by the Environmental Protection Agency or similar state agencies. Many of the Company's construction materials products have applications that are subject to building code association guidelines and specifications and highway department guidelines. Obtaining the necessary approvals can delay new product introductions in some areas. Moreover, the enactment of new legislation or the issuance of new guidelines may require the Company to modify its existing geotextile and erosion control fabric products and may also delay the Company's introduction of new geotextiles and erosion control fabric products.

     The Company's expenditures to date in connection with such federal, state and local laws and regulations have not been material to its operations. The Company believes it is currently in substantial compliance with applicable governmental regulations.


Environmental Compliance

     The Company is subject to a broad range of federal, state, and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to the Company are laws relating to air emissions, wastewater discharges, and the handling, disposal or release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements.

     The Company is also subject to laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. The Company is not aware of any releases for which it may be liable under CERCLA or any analogous provision.

     Actions by federal, state, and local governments in the United States and abroad concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect demand for its products. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain polypropylene products. Widespread adoption of such prohibitions or restrictions could adversely affect demand for the Company's products and thereby have a material adverse effect upon the Company. In addition, a decline in consumer preference for polypropylene products due to environmental considerations could have a material adverse effect upon the Company.

     Most of the Company's manufacturing processes are mechanical and are therefore considered to be environmentally benign. Polypropylene resins are readily recyclable, and the Company recycles post-industrial waste for certain of its products. In addition, each of the Company's manufacturing sites has equipment and procedures for reclaiming a majority of internally generated scrap, thus reducing the amount of waste sent to local landfills. As a result, the Company does not currently anticipate any material adverse effect on its operations, financial condition, or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.


Order Backlog

     The Company generally sells its products pursuant to customer orders that are either satisfied out of inventory or from the shipment of newly manufactured products promptly following receipt of an order. Accordingly, the dollar amount of backlog orders believed to be firm is not significant or indicative of the Company's future sales and earnings.


Employees

     As of September 30, 1999, the Company employed 2,844 persons in the United States, of whom 631 were salaried employees and the remainder were hourly employees. None of the Company's employees are unionized. The Company has never experienced any strikes and believes its relations with employees to be satisfactory. The Company employs 15 individuals in the United Kingdom.


Patents and Trademarks

     The Company owns or is licensed under several United States and foreign patents. While these patents are helpful to the Company's business, it is believed that a loss of patent exclusivity would not be materially adverse to the Company's business.

     The  Company  has   registered   several  of  its   trademarks,   including
FIBERGRIDS(R) , FIBERMESH(R) , LANDLOK(R), and NOVOCON with the United States Patent and Trademark office and with several foreign trademark offices.


ITEM 2.  PROPERTIES

         The Partnership does not own or lease any physical properties.




ITEM 3.  CLAIMS AND LEGAL PROCEEDINGS

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

         In connection with a dissolution of the Partnership, the Company's majority stockholder, that was proposed in 1997, the Company, its directors and certain other of the Company's officers who were affiliated with the general partner of the Partnership (the "General Partner") were named in two putative class and derivative action lawsuits filed in California federal court and Delaware state court by certain limited partners of the Partnership. On April 16, 1999, preliminary approval of a settlement agreement in connection with these lawsuits was granted by the United States District Court for the Northern District of California. On May 24, 1999, the settlement was granted final approval by the United States District Court for the Northern District of California and the California action was dismissed with prejudice. On July 31, 1999, the Delaware action was dismissed with prejudice by the Delaware Court of Chancery.

         Pursuant to the settlement agreement, an independent committee of the Company's Board of Directors (the "Committee") commenced in June 1999 a sales process during which the Committee, with the help of a financial advisor, sought offers from qualified buyers to purchase the Company. On August 31, 1999, in accordance with the terms of the settlement agreement, the General Partner resigned, which caused the dissolution of the Partnership, and a liquidating trustee was appointed to wind up the affairs of the Partnership in connection with the aforementioned sales process. On November 5, 1999, at the conclusion of the sales process, the Company entered in an agreement and plan of merger with SIND Holdings, Inc., a company organized by Investcorp, S.A., a global investment group, and SIND Acquisition, Inc., a wholly owned subsidiary of SIND Holdings, Inc. Pursuant to the merger agreement, on November 12, 1999, SIND Acquisition, Inc. commenced a cash tender offer for all outstanding shares of the Company's common stock. The Partnership, which owned approximately 66% of the outstanding common stock of the Company, tendered its shares to SIND Acquisition, Inc. pursuant to an agreement that was entered into at the same time as the merger agreement. On December 14, 1999, pursuant to the merger agreement, following the tender offer, SIND Acquisition, Inc. merged with and into the Company, resulting in the Company becoming a wholly owned subsidiary of SIND Holdings, Inc.

Acosta and Alvarez Matters

         Prior to March 23, 1999, approximately 158 plaintiffs had filed claims against Kaufman and Broad Home Corporation Including its subsidiaries and affiliates ("Kaufman and Broad") in two separate Los Angeles County Superior Court cases (the "Acosta and Alvarez Matters") each of which alleged defects in fiber reinforced concrete slabs. On or about March 23, 1999, the Company, Kaufman and Broad and the plaintiffs entered into a settlement agreement which resulted in the settlement of all claims against Kaufman and Broad. On April 29, 1999, the plaintiffs in the Acosta and Alvarez Matters filed amended complaints which named the Company as a defendant in those respective actions and which consolidated the actions in connection with claims that Fibermesh(R) used in concrete slabs at the plaintiffs' homes was defective. In the amended complaint, the plaintiffs claimed causes of action based upon strict liability, fraud, negligence, intentional infliction of emotional distress, and breach of implied warranty. In response to a demurrer filed on behalf of the Company, the court dismissed the intentional infliction of emotional distress claim. Thereafter, in July , 1999, the plaintiffs filed an amended complaint in which they set out claims for strict liability, fraud, negligence, and breach of express warranty. In September , 1999, in response to a demurrer filed on behalf of the Company, the court dismissed the breach of express warranty claim.

         Extensive sampling and testing is being done on behalf of the Company of all homes involved in this litigation. That testing has shown that approximately forty of the plaintiffs do not have any Fibermesh(R) in the concrete which was used in connection in the construction of their homes. The Company anticipates these plaintiffs will be dismissed from the lawsuit. After the sampling is completed, off site testing will be done which will assist in determining the cause of any construction defects in the concrete in the plaintiffs' homes. Minimal discovery has been done pending the completion of sampling and testing at the plaintiffs homes. Depositions of the plaintiffs will begin in late January, 2000. Therefore, it is too early to predict the outcome of these cases except for approximately forty plaintiffs who the Company anticipates will be dismissed because the concrete in their homes did not contain Fibermesh(R). The Company intends to vigorously defend against all claims by the plaintiffs in these matters.


Hicks Matter

         On October 1, 1998, three individuals filed a lawsuit against Kaufman and Broad in Los Angeles County Superior Court (the "Hicks Matter") and requested that the court grant class action status to the lawsuit. In response to the complaint, Kaufman and Broad denied the plaintiffs' allegations and filed a cross-complaint against the Company. The Company has answered the Kaufman and Broad cross-complaint and denied generally and specifically the allegations that Kaufman and Broad had been injured or was entitled to any relief by any reason, act or omission by or on behalf of the Company. Subsequently, at a hearing which as held on November 8, 1999, the court announced that it would deny class action certification to the complaint and dismiss all class action claims in this case. The effect of this ruling is to leave three plaintiffs in this litigation involving two homes. Based on the limited discovery which has been done as of this time, it appears that there are no personal injury claims on behalf of the plaintiffs and that their property damage claims are limited. While it is too early to predict the outcome of this case, if there were an adverse outcome, it would not have a material effect on the Company's results of operations or financial condition. The Company intends to vigorously defend against all claims by the plaintiffs in this matter.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Partnership's security holders during the fourth quarter of the fiscal year covered by this Annual Report.

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

    The Partnership has made no distributions of any kind since its organization in 1986. The Company is currently prohibited under a loan agreement with its senior lenders from paying cash dividends, or making certain types of capital distributions.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended September 30, 1999 have been derived from the Partnership's audited consolidated financial statements. The consolidated financial statements as of September 30, 1999 and 1998 and for the three-year period ended September 30, 1999 and the accountant's report thereon are included in Item 8 of this Form 10-K. Dollars are in thousands, except share and per share data.

                                                           Year Ended September 30,
                                      1999           1998           1997           1996          1995
                                    ------         ------         ------          -----        ------

Summary of Operations Data:
Net sales                            $384,822      $368,996       $345,572      $299,532       $271,427
Gross profit                          133,042       122,319        112,385        91,211         76,721
Operating income                       44,821        48,695         50,291        37,813         28,687
Income from continuing operations
  before provision for income taxes,
  minority interest in subsidiary net income
  and extraordinary item               24,391        29,451         29,552        14,341          5,436
Income from continuing operations
  before minority interest in subsidiary net
  income and extraordinary item        14,737        17,596         17,011         7,441          1,936
Income from continuing operations
  attributable to limited partners      9,357        11,314          3,165         7,367          1,917
Extraordinary item - loss from early
  extinguishment of debt                    -             -        (11,950)            -              -

Net income                              9,451        11,429          3,197         7,441          1,936

Income from continuing operations
per limited partnership unit          $11,696       $14,143          $3,956       $9,209         $2,396
Limited partnership units outstanding     800           800            800           800            800



                                                              As of September 30,
                                       1998            1998           1997          1996           1995
                                      -----          ------         ------        ------         ------

Balance Sheet Data:
Working capital                       $92,230       $85,602        $88,032       $63,418        $69,041
Total assets                          459,938       439,851        394,795       323,756        312,302
Long-term debt                        231,221       236,843        220,464       194,353        192,048
Partners' Capital                      90,478        80,545         68,876        65,185         57,758




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     As previously discussed, since its organization in 1986 and subsequent admission of Limited Partners, the Partnership has conducted no business except owning and voting the Shares. As a result of its public offering of Common Stock in November 1996, the Company had 8,682,067 shares of Common Stock outstanding as of September 30, 1999, of which approximately 66% was owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and amounts due the Company for expenses paid by the Company on behalf of the Partnership. As a result, the discussion and analysis of financial condition and results of operations presented below relates to the operations of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30th.

     The following discussion of the financial condition and results of operations of the Partnership does not give effect to the sale of the Company as described in recent events aand relates only to the results of the Company as of September 30, 1999 and should be read in conjunction with the information contained in the Consolidated Financial Statements, including the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Forward-Looking Statements." Dollars are in thousands.

Overview

     The Company's net sales in recent years have increased due to a variety of factors, including generally increasing sales volumes as a result of growing a demand for the Company's products, the Company's ability to expand its markets through development of new products and acquisitions.

     The Company's gross profit has increased due primarily to increasing sales volumes, continued diversification of its product line into higher margin businesses and lower on average polypropylene costs, partially offset by lower average selling prices due to the decreases in the price of polypropylene. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products today, which can account for up to 50% of the Company's cost of sales. The Company believes that the selling prices of many of its products have adjusted over time to reflect changes in polypropylene prices.


     The following table sets forth the Partnership's percentage relationships to net sales of certain statements of operations items:

                                                                       Year Ended September 30,
                                                                1999              1998              1997

             Net sales.................................        100.0%             100.0%            100.0%
             Cost of sales.............................         65.4               66.9              67.5
                                                                ----               ----              ----
                Gross profit...........................         34.6               33.1              32.5
             Selling expenses..........................         11.2               10.6               9.2
             General and administrative
                     expenses..........................          9.8                8.5               8.0
             Plant consolidation.......................          0.6                -                 -
             Equipment relocation costs................          0.6                -                 -
             Amortization of intangibles...............          0.8                0.8               0.8
                                                                 ---                ---               ---
               Operating income........................         11.6               13.2              14.5
             Interest expense..........................          5.1                5.0               5.8
             Amortization of deferred
                      financing costs..................          0.2                0.2               0.2
                                                                 ---                ---               ---
               Income before provision for income
                   taxes, minority interest in subsidiary
                       net income and extraordinary item         6.3                8.0               8.5
             Provision for income taxes................          2.5                3.2               3.6
                                                                 ---                ---               ---
               Income before minority interest in
                       subsidiary net income and
                       extraordinary Item....                    3.8%               4.8%              4.9%
                                                                 ====               ====              ====



Results of Operations

Fiscal 1999 Compared to Fiscal 1998

     Net sales for fiscal 1999 were $384,822 compared to $368,996 for fiscal 1998, an increase of $15,826, or 4.3%. Carpet backing sales for fiscal 1999 were $172,024 compared to $168,998 for fiscal 1998, an increase of $3,026, or 1.8%, reflecting unit volume increases of 8.4%, partially offset by lower average selling prices. Construction materials sales for fiscal 1999 were $139,835 compared to $128,318 for fiscal 1998, an increase of $11,517, or 9.0%. Within construction materials, geosynthetic sales increased 1.5%, reflecting a unit volume increase of 18.8% offset by a decrease in average selling prices and a change in mix to lighter weight materials, which have lower on average selling prices. Fiber reinforced concrete sales increased 14.2%, reflecting a full year's contribution from the March 18, 1998, acquisition of Novocon International, Inc. (the "Novocon Acquisition") and continued increases in market penetration. Technical textile sales for fiscal 1999 were $72,963 compared to $71,680 for fiscal 1998, an increase of $1,283, or 1.8%. Within technical textiles, sales of furniture and bedding construction products increased approximately 9.8%, reflecting continued market share gains. In addition, agricultural and filtration product sales increased approximately 7.1%. These increases were offset by lower sales of specialty yarn and fiber products as the Company de-emphasizes these product lines.

     Gross profit for fiscal 1999 was $133,042, compared to $122,319 for fiscal 1998, an increase of $10,723, or 8.8%. As a percentage of sales, gross profit increased to 34.6% in fiscal 1999 from 33.1% in fiscal 1998. This increase was primarily due to lower on average polypropylene costs, efficiencies realized through the Company's streamlined supply chain, and a 13.9% increase in sales volume, partially offset by lower average selling prices.

      The Company expects that sales of construction material products will continue to be of increasing importance to the Company's overall sales.
Reflecting the success of this strategy, sales of carpet backing, although growing, continue to decrease as a percentage of total sales and now represent 44.7% of fiscal 1999 total net sales as compared to 45.8% of fiscal 1998 total net sales. In addition, the Company continues to diversify its product offerings and, with the BonTerra Acquisition, now includes natural erosion control products within its urban storm-water management product line.

     Selling expenses for fiscal 1999 were $42,940 compared to $39,358 for fiscal 1998, an increase of $3,582, or 9.1%. As a percentage of sales, selling expenses increased from 10.6% in fiscal 1998 to 11.2% in fiscal 1999. Excluding certain charges associated with the sale of the Company (see below), general and administrative expenses for the Company for fiscal 1999 were $34,393 compared to $30,857 for fiscal 1998, an increase of $3,536, or 11.5%. As a percent of sales, general and administrative expenses, excluding sale process expenses, increased from 8.3% in fiscal 1998 to 8.9% in fiscal 1999. The increase in selling, general and administrative expenses, excluding sale process charges, was primarily due to an increase in research and market development costs from approximately $8,100 in fiscal 1998 to approximately $9,900 in fiscal 1999, an approximately $2,000 increase in engineering support staff to continue to educate the marketplace about the benefits of the Company's products and increased costs associated with higher unit volume sales. Included in general and administrative expenses for the Partnership was $679, which is due the Company for expenses incurred on behalf of the Partnership.

     In fiscal 1999, the Company consolidated its non-woven manufacturing facility in Spartanburg, SC into its modern facility in Ringgold, GA. As a result, the Company recorded pretax charges of $4,300 for the year ended September 30, 1999. These charges reflect plant combination costs of approximately $2,200 (severance provisions of approximately $1,100 related to workforce reductions of approximately 105 employees and a charge of approximately $1,100 for the write off of abandoned assets) and equipment relocation costs of approximately $2,100. The costs related to the plant consolidation and equipment relocation have been fully paid or charged off during fiscal 1999.

     Included within general and administrative expenses for fiscal 1999 are charges associated with the sale of the Company, conducted by an independent committee of the Company's Board of Directors. These charges include investment banking, legal and advisory costs of $1,038 and compensation expenses of $1,688 earned during fiscal 1999 in connection with the implementation of a retention bonus plan, designed to preserve and protect the Company's management during the sale process.

     Operating income for the Company for fiscal 1999 was $45,500 compared to $49,317 for fiscal 1998, a decrease of $3,817, or 7.7%. Excluding the charges related to the Company's sale process and plant consolidation efforts, operating income for fiscal 1999 was $52,526 as compared to $49,317 for fiscal 1998, a increase of $3,209, or 6.5%. As a percentage of sales, operating income excluding such charges increased to 13.6% in fiscal 1999 from 13.4% in fiscal 1998.

     Interest expense for fiscal 1999 was $19,626 compared to $18,515 for fiscal 1998, an increase of $1,111, or 6.0%, primarily due to higher average interest rates during fiscal 1999 and the lower capitalization of interest costs related to machinery and equipment installation in fiscal 1999 as compared to 1998. The effective income tax rate decreased to 38.5% in fiscal year 1999 from 39% in fiscal 1998, primarily due to reduced state income taxes resulting from tax planning strategies implemented in fiscal 1999.


Fiscal 1998 Compared to Fiscal 1997

     Net sales for fiscal 1998 were $368,996 compared to $345,572 for fiscal 1997, an increase of $23,424, or 6.8%. Carpet backing sales for fiscal 1998 were $168,998 compared to $166,219 for fiscal 1997, an increase of $2,779, or 1.7%, reflecting higher unit volume, partially offset by lower average selling prices. Construction materials product sales for fiscal 1998 were $128,318 compared to $114,611 for fiscal 1997, an increase of $13,707, or 12.0%, reflecting increased unit volume in fiber reinforced concrete and geosynthetic product sales. The Novocon Acquisition contributed approximately $7,000 of this revenue. Technical textiles sales for fiscal 1998 were $71,680 compared to $64,742 for fiscal 1997, an increase of $6,938, or 10.7%.

     Gross profit for fiscal 1998 was $122,319, compared to $112,385 for fiscal 1997, an increase of $9,934, or 8.8%. As a percentage of sales, gross profit increased to 33.1% in fiscal 1998 from 32.5% in fiscal 1997. This increase was primarily due to lower on average polypropylene costs and higher sales volume, partially offset by lower average selling prices.

      The Company's improvement in gross profit performance also reflects its diversification strategy for its products as well as its primary raw material. The Company expects that sales of construction materials products will continue to be of increasing importance to the Company's overall sales. Reflecting the success of this strategy, sales of carpet backing, although growing, continue to decrease as a percentage of total sales and now represent 45.8% of fiscal 1998 total net sales. In addition, the Company continues to expand its polyester-based product offerings and, with the Novocon Acquisition, now includes steel fibers in its line of concrete reinforcing fibers.

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

     Operating income for the Company for fiscal 1998 was $49,317 as compared to $51,430 for fiscal 1997, a decrease of $2,113, or 4.1%. As a percentage of sales, operating income decreased to 13.4% in fiscal 1998 from 14.9% in fiscal 1997. This decrease was primarily due to higher selling, general and administrative costs which offset improved gross margins.

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


Liquidity and Capital Resources

         To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit, long-term indebtedness and capital lease obligations. Net cash provided by operating activities was $35,470, $42,344, and $25,129 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. The reduction in net cash provided by operating activities during fiscal 1999 as compared to 1998 was primarily due to the costs associated with the Company's plant combination efforts and costs associated with the sale of the Company, as well as an increase in inventory to support increased sales volumes. The increase in net cash provided by operating activities in fiscal 1998 as compared to 1997 was primarily due to reduced working capital charges over the prior year.

         On November 1, 1996, the Company received net proceeds of approximately $34,000 (after payment of underwriting discounts and commissions and expenses) from the sale of 2,875,000 shares of Common Stock in an underwritten public offering. On February 11, 1997, the Company issued $170,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes due February 15, 2007 (the "Notes"), which represent unsecured obligations of the Company. The Notes are redeemable at the option of the Company at any time on or after February 15, 2002, at an initial redemption price of 104.625% of their principal amount together with accrued interest, with declining redemption prices thereafter. Interest on the Notes is payable semi-annually on February 15 and August 15 in the amount of $7,863. The net proceeds from the public offering and the sale of the Notes were utilized primarily to retire approximately $133,000 of the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), pay the related call premium and prepayment costs and fees associated with the refinancing of $15,920, pay debt issuance costs of $5,525 and to repay approximately $21,900 of certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and
BankBoston, as agent. In connection therewith, the Company recorded an extraordinary loss of $11,950 during fiscal 1997. On December 1, 1997, the Company redeemed the remaining $7,403 aggregate principal amount of the Debentures at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.

         On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five year credit facility (the "Credit Facility"). The Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a wholly owned subsidiary, Synthetic Funding Corporation (the "Securitization"), and a $60 million senior secured revolver facility (the "Revolver"). Securitization and Revolver borrowings are collateralized by the Company's accounts receivables and substantially all of the assets of the Company, excluding real property, respectively. Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or
(ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Revolver borrowings are determined by the operational performance of the Company. At September 30, 1999, the balances under the Securitization and the Revolver were $33,601 and $17,640, respectively, at interest rates ranging from 5.63% to 8.25%.

         The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At September 30, 1999, letters of credit of $304 were outstanding.

         The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its Common Stock is restricted by both the New Credit Facility and the Notes. At September 30, 1999, the availability under the Credit Facility was approximately $26,400.

         On October 4, 1998, the Company entered into an eight-year capital lease for $5,300, at an interest rate of 7.03%. On August 17, 1999 the Company sold certain assets for $12,608 and entered into a leaseback from the purchaser over a period of 8 years at an interest rate of 6.4%.

         At September 30, 1999, the Company's total outstanding indebtedness amounted to $233,610. Such indebtedness consists of borrowings under the Credit Facility of $51,241, $170,000 aggregate principal amount of the Notes, outstanding capital lease obligations and a mortgage. Cash interest paid during fiscal 1999, 1998 and 1997 was $21,195, $21,232, and $23,642, respectively.

         The proceeds from financing and operating activities in fiscal 1999 were utilized to fund capital expenditures of approximately $32,166 and acquisitions of approximately $3,327, respectively. On July 7, 1999, the Company acquired all of the outstanding shares of BonTerra America, Inc., certain assets of an affiliated company and rights to the international name of BonTerra for $2,727 net of cash received and a note payable of $317. On August 1, 1999, the Company acquired all the outstanding shares of High Point Fabrics, Inc. for $600 net of cash received.

         Capital expenditures planned for fiscal 2000 are approximately $36,000, primarily to expand the capacity of the Company's manufacturing facilities, subject to prevailing market conditions. Capital expenditures, including the Novocon Acquisition, were approximately $52,000 in fiscal 1998 and $63,000 in fiscal 1997.


Sale of Company Shares and Liquidation Expenses

     On November 5, 1999 the Partnership entered into a Stockholder Agreement with SIND Holdings, Inc., a company organized by Investcorp, a global investment group, and SIND Acquisition, Inc., a wholly-owned subsidiary of SIND Holdings, Inc. (SIND Holdings and SIND Acquisition being hereafter referred to as the "Purchasers"). Pursuant to the Stockholder Agreement the Partnership agreed to tender all of the shares of common stock (the "Shares") it owned in Synthetic Industries, Inc. (the "Company") to the Purchasers pursuant to a cash tender offer that would be made to stockholders of the Company in accordance with a Merger Agreement, dated November 5, 1999, between the Purchasers and the Company. The cash tender offer was commenced on November 12, 1999, the Partnership tendered the Shares and on December 15, 1999 the Partnership received approximately $188,000 in cash in payment for the Shares. The Liquidating Trustee promptly invested these proceeds in U.S. Treasury Bills, which now comprise all of the assets of the Partnership.

     Pursuant to the Stipulation and Agreement of Settlement approved by the United States District Court for the Northern District of California to which the Partnership is subject, the Liquidating Trustee has made application to the Court to make a cash distribution to the partners of the Partnership and has sent Payment Direction Letters to all limited partners of the Partnership. Upon approval by the Court and return of the Payment Direction Letters, the Liquidating Trustee intends to distribute $160,000 in cash in accordance with the terms governing liquidating distributions set forth in the Partnership Agreement. The remainder of the cash now held by the Partnership in U.S. Treasury Bills will be retained in that form by the Liquidation Trustee pending satisfaction of all of the Partnership's liabilities, including, without limitation, the attorneys' fees payable to plaintiff's counsel in the litigation that was the subject of the Stipulation and Agreement of Settlement, amounts owed to the Company and the incidental expenses and liabilities incurred in connection with the liquidation. On December 30, 1999, the United States District Court for the Northern District of California awarded $6,839 in fees and $237 in expenses to plaintiff's counsel, and directed an additional $13, 678 to be held in reserve by the Liquidating Trustee, subject to the exhaustion of any appeals or further court order. In addition, at December 30, 1999, the Partnership owed the Company $1,396 incurred in connection with plans of dissolution that were not consummated. The Liquidating Trustee expects that all liabilities of the Partnership will not exceed the amount of assets retained by the Partnership. The Liquidating Trustee can give no assurances, however, as to when and what amount of the reserve will be released by the Court, and, therefore, no prediction can be made as to when and in what amount a final liquidating distribution of the Partnership will be made.


Inflation and Seasonality

     The Company does not believe that its operations have been materially affected by inflation during the three most recent fiscal years. While the Company does not expect that inflation will have a material impact upon operating results, there is no assurance that its business will not be affected by inflation in the future.

     The Company's sales and income have historically been higher in the third and fourth quarters of its fiscal year. While sales and income in the carpet backing and technical textile product lines are not greatly affected by seasonal trends, sales of construction materials products are lower in the first and second quarters of any given fiscal year due to the impact of adverse weather conditions on the construction materials markets. Consequently, as sales from construction materials products continue to increase as a percentage of the Company's total sales, the seasonality of these products' sales will affect total sales and income of the Company to a greater degree.


Year 2000 Readiness Disclosures

     The Company's expenditures for addressing year 2000 issues were not material nor does the Company expect to incur any significant costs in addressing year 2000 issues in the future.


Recent Accounting Pronouncement

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

Interest Rate Risk
     The Company faces minimal interest rate risk exposure in relation to its outstanding debt of $233,610 at September 30, 1999. Of this amount $51,241, under the Credit Facility, is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

Commodity Price Risk
     The Company is a purchaser of certain commodities, primarily polypropylene. The Company does not use commodity futures for hedging purposes. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products, historically accounting for approximately 50% of the Company's cost of goods sold.

     The price of polypropylene is determined by the supply and demand for the product. Historically, the creation of additional capacity has helped to relieve supply and pricing pressures although there can be no assurance that this will continue to be the case. According to a September 1999 report by Chemical Data Inc., a monthly petrochemical and plastics analysis publication, annual polypropylene capacity in North America is expected to rise from 15.0 billion pounds per year for 1998 to 16.4 billion pounds per year for 1999, and to 20.2 billion pounds per year by the year 2001.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is contained in the Partnership's consolidated financial statements indicated in the Index in Part IV, Item 14 of this Annual Report on Form 10-K and is incorporated herein by reference.


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

     The general partners of Synthetic G.P. are the following Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments Inc., Kenner Investments, Inc., and Wright Investments, Inc. Each of Leonard Chill, Jon P. Beckman, W. Wayne Freed, Ralph A. Kenner and W. Gardner Wright, Jr. is the sole director and the controlling stockholder of one of Synthetic G.P.'s general partners. Messrs. Chill and Kenner are executive officers of the Company. Mr. Chill also served as director of the Company.
The following table sets forth certain information concerning each of the executive officers and directors of the Company as at September 30, 1999:

                 Name                         Age                         Position and Offices Held

Leonard Chill                                 67        Chairman of the Board, Chief Executive Officer and Director

Joseph F. Dana                                52        President,   General  Counsel  and Director

Joseph Sinicropi                              45        Chief Financial Officer and Secretary

Ralph Kenner                                  55        Vice President - Manufacturing

C. Ted Koerner                                50        Vice President - General Manager Construction/Civil
                                                        Engineering Products Group

John Michael Long                             56        Vice President - General Manager Technical Textiles
                                                        Group

Bobby Callahan                                56        Controller

Lee J. Seidler                                64        Director

William J. Shortt                             74        Director

Robert L. Voigt                               81        Director



         Directors of the Company are elected each year at the annual meeting of stockholders. The Company's officers serve at the discretion of the Board.

         Leonard Chill, Chairman and Chief Executive Officer, joined the Company in December 1973 as President. He has been a director since 1986. From 1967 until joining the Company, he held a number of positions with Thiokol Corporation in its Fibers Division, including that of General Manager. In addition, Mr. Chill is a director of Synthetic Textiles Ltd.

         Joseph F. Dana, President and General Counsel, joined the Company in May 1997. Prior to joining the Company, Mr. Dana had been engaged in the private practice of law for over twenty years and had been a member of the law firm Watson, Dana & Gottlieb L.P., LaFayette, Georgia, since its formation in 1978, serving as general counsel to the Company since 1987. He has been a Director since 1993.

         Joseph Sinicropi joined the Company in 1995 as Chief Accounting Officer. He was named Chief Financial Officer and Secretary in February 1996. Prior to joining the Company, he was an audit senior manager in the international accounting firm of Deloitte & Touche LLP from 1985 to 1995.

         Ralph Kenner has been Vice President -- Manufacturing since 1984. He joined the Company in 1974 as Director, Industrial Relations and served in that capacity until 1976. In 1976, he was appointed Plant Manager and served in that capacity until 1984.

         Charles T. Koerner joined the Company in 1990 and became Vice President -- Construction Materials Division in 1993. He was named Vice President -- General Manager of the Construction Materials Division in 1995. Prior thereto, Mr. Koerner was an engineer with the Ohio Department of Transportation; a sales engineer, product supervisor and regional engineer with Armco Steel Corporation; and a sales manager with National Seal Corporation.

         John Michael Long was Vice President -- Nonwoven Fabrics from 1991 to 1996 at which time he was named Vice President -- General Manager of the Technical Textiles Group. Prior thereto, he held a variety of managerial positions with Spartan Mills, a manufacturer of nonwoven geotextile fabrics. During his last five years at Spartan, he was Vice President and General Manager.

         Bobby Callahan joined the Company in 1977 and has been Controller since 1980. Prior thereto, he held a variety of financial management positions in the carpet industry.

     Lee J. Seidler was professor of accounting and Price Waterhouse professor of auditing at New York University. Dr. Seidler was Senior Managing Director at Bear, Stearns & Co. Inc. from 1981 to 1989. He is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus. Dr. Seidler is a director of the Shubert Foundation, The Shubert Organization, and Players International, Inc. and has been a director of SafeCard Services, Inc. and Eastbank, N.A. He has been a Director since 1993.

     William J. Shortt retired from Johnson & Johnson in 1989. From 1977 to 1989, he was Director of Government and Trade Relations, Southeast at Johnson & Johnson. Mr. Shortt is also been a director of First National Bank of Habersham. He has been a Director since 1993.

     Robert L. Voigt served as a consultant to Dixie Yarns Inc. from 1985 until his retirement at the end of 1991. Mr. Voigt also served as a director of Dixie Yarns, Inc. from 1981 to 1987. He has been a Director since 1993.

ITEM 11.  Remuneration of Directors and Officers

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board establishes salary, incentives and other forms of compensation and administers the Company's 1994 Stock Option Plan, 1996 Stock Option Plan and Employee Stock Option Plan and other incentive compensation and benefit plans applicable to the officers. During the year ended September 30, 1999, the Compensation Committee was composed of Messrs.
Seidler, Shortt and Voigt.

         During the year ended September 30, 1999, none of our executive officers served on the board of directors or on the compensation committee of any other entity which has one or more executive officers serving as a member of the Company's Board of Directors or the Compensation Committee.

Director Compensation

         Prior to the consummation of the Transactions, outside directors received $15,000 per annum for services as a director and $800 per meeting attended. Directors who are members of management did not receive any meeting attendance fees or additional compensation for service as a director or service on committees of the Board. All directors were reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board and its committees on which they served.

         Under the Company's 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), Messrs. Dana, Seidler, Shortt and Voigt were granted non-qualified stock options (the "Directors' Options") to purchase 28,906, 57,813, 19,271 and 19,271 shares of Common Stock, respectively. The Directors' Plan does not provide for any further grants of options thereunder.

         The purchase price of the shares of Common Stock subject to the Directors' Options was determined by reference to the fair market value of the Common Stock, as determined by the Compensation Committee, at the time Messrs. Dana, Seidler, Shortt and Voigt became members of the Board. As of October 1, 1996, 100% of the number of shares of Common Stock subject to each Director Option were vested and were exercisable. As a Company employee, Mr. Chill was not eligible to participate in the Directors' Plan.


Executive Compensation

         The following table sets forth information regarding aggregate cash compensation, stock option awards and other compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers for services rendered in all capacities to the Company and its subsidiaries in the fiscal years 1997 to 1999.

                                                          Annual Compensation
                                                                                             Long-Term
                                                                                         CompensationAwards
                                      Fiscal                                 Other          Securities
                                       Year                                   Annual        Underlying        All Other
            Name and                  Ended                                  Compen-        Options (#)        Compen-
Principal Position                 Sept. 30       Salary($)    Bonus($)     sation($)                        sation($)
                                                  ---------    --------     ---------                        ---------
Leonard Chill                          1999          325,738      338,100        14,674         --              9,424(1)
Chairman and Chief Executive           1998          280,000      137,058         7,360         --             10,424(1)
Officer                                1997          270,163      144,720         2,168         --             10,174(1)

Joseph F. Dana--                       1999          269,380      246,300        21,669         --              4,000(2)
President                              1998          225,000       77,580        12,932         --              5,000(2)
and General Counsel                    1997(3)       118,100       75,000         6,586                            -0-

Joseph Sinicropi--                     1999          205,433      193,200        17,417         --
Chief Financial Officer and            1998          170,000       72,408        12,932         --               4,000(2)
Secretary                              1997          132,500       51,840         5,312         --               5,000(2)
                                                                                                                 4,750(2)

Ralph Kenner                           1999          171,000       80,180         6,320         --               4,000(2)
Vice President-- Manufacturing         1998          171,000   71,546             5,577         --               4,800(2)
                                       1997          154,731       69,768         5,771         --               4,750(2)

Charles T. Koerner                     1999          150,750       62,830        14,398         --               4,000(2)
Vice President-- General Manager       1998          140,603       58,240         8,241         --               4,218(2)
--Construction Materials Division      1997          135,839       52,577         8,177         --               4,075(2)



---------------------

(1) These amounts consist of $5,424 of insurance premiums paid by the Company under a term life insurance policy in each of 1999, 1998 and 1997, and $4,000, $5,000 and $4,750 contributed by the Company under its 401(k) plan in 1999, 1998 and 1997, respectively.

(2) These amounts represent the annual contribution made by the Company under its 401(k) Plan in the respective year.

(3) Mr. Dana assumed his duties as Chief Operating Officer and General Counsel on June 1, 1997. He was named President and General Counsel in August 1999.


Option Grants

         There were no grants of options to the executive officers named in the Summary Compensation Table made under the Company's 1994 and 1996 Stock Option Plans during fiscal 1999.


Option Exercises and Holdings

         The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the exercise of options during fiscal 1998 and unexercised options held as of the end of fiscal 1998, which include grants made under the Company's 1994 and 1996 Stock Option Plans.

                                            Aggregated Option Exercises in Last Fiscal Year
                                                   and Fiscal Year-End Option Values
                           Shares
                          Acquired                            Number of Securities                Value of Unexercised
                             on             Value            Underlying Unexercised          In-the-Money Options at FY-End
Name                    Exercise (#)     Realized ($)        Options at FY-End (1)
                        ------------     ------------        ---------------------

                                                        Exercisable       Unexercisable   Exercisable       Unexercisable

Leonard Chill                       --              --   136,563           8,719           $ 2,274,457(1)    $145,215(1)
Joseph F. Dana                      --              --   169,506              --             1,958,611(2)         --
Joseph Sinicropi                    --              --    45,440           7,247               543,805(3)     120,699(1)
Ralph Kenner                        --              --    48,757           5,115               812,048(1)      85,190(1)
Charles T. Koerner                  --              --    30,037          12,451               443,246(4)     142,875(5)

(1) Based on the September 30, 1999 price ($27.375 per share) less the exercise price of $10.72 per share payable for such shares.

(2) Based on the September 30, 1999 price ($27.375 per share) less the exercise prices of $6.83 for 28,906 shares, $17.875 for 130,500 shares and $15.00 for 10,100 shares.

(3) Based on the September 30, 1999 price ($27.375 per share) less the exercise prices of $10.72 for 21,740 shares, $21.375 for 17,500 shares and $15.00 for 6,200 shares.

(4) Based on the September 30, 1999 price ($27.375 per share) less the exercise prices of $10.72 for 24,162 shares, $21.375 for 5,000 shares and $15.00 for 875 shares.

(5) Based on the September 30, 1999 price ($27.375 per share) less the exercise prices of $10.72 for 4,862 shares, $21.375 for 5,000 shares and $15.00 for 2,625 shares.


Description of Certain Employment Agreements

         Each of Messrs. Chill, Dana and Sinicropi (the "Executives") are employed by the Company pursuant to individual employment agreements entered into as of September 24, 1998, as amended. The term of employment under these agreements is twenty-five months from January 1, 1999 (the "Effective Date") in the case of Mr. Chill, four years from the Effective Date in the case of Mr. Dana and three years from the Effective Date in the case of Mr. Sinicropi; provided that on the first day of the second month following the Effective Date in the case of Mr. Chill, on each anniversary of the month following the second Effective Date in the case of Mr. Dana and on each anniversary of the month following the first Effective Date in the case of Mr. Sinicropi, and in each case each successive month, the term is automatically extended for one successive month, providing a minimum remaining term of two years, unless either party terminates the agreement by written notice. The maximum term of employment under these agreements is 25 years. The current annual salaries for Messrs. Chill, Dana and Sinicropi pursuant to these agreements are $325,000, $275,000 and $210,000,respectively, and are subject to annual review by the Board.

         The Company has the right to terminate the Executive's employment for "cause" or "without cause," in each case as defined in the applicable employment agreement. In the event that an Executive is terminated by the Company "without cause," other than following a "Change in Control" (as defined below), the Executive is entitled to receive (a) his base salary accrued through the date of termination, (b) any unpaid, accrued amounts under the annual incentive plan and
(c) certain other supplemental insurance coverages in the case of Mr. Dana, or lump sum payments in lieu thereof in the case of Messrs. Chill and Sinicropi. Under these employment agreements, a "Change in Control" occurs when (i) any person or group becomes the beneficial owner of capital stock of the Company representing 35% or more of all the voting stock,(ii) the members of the Board on the Effective Date cease to constitute a majority of the Board, (iii) the Company combines with another entity and a person holds 35% or more of the voting stock of the surviving entity or the Company's directors, as of the date immediately before such combination, constitute less than a majority of the board of directors of the combined entity, (iv) the Company's stockholders approve a merger, consolidation or share exchange that results in (A) the conversion or exchange of the Company's voting stock or (B) the Company's stockholders holding less than 50% of the combined voting power of the surviving entity, or (v) upon the occurrence of any event that would be required to be reported in response to Item 6(e) of Regulation 14A of the Securities Act of 1933, as amended.

         If an Executive is terminated by the Company "without cause" prior to the occurrence of a Change in Control and it can be shown such termination occurred in connection with, prior to or in anticipation of the Change in Control or, if following a Change in Control, an Executive is terminated by the Company other than for "cause," or he terminates his employment within 120 days following the Change in Control or thereafter terminates his employment for "good reason" (as defined in the applicable employment agreement), he is entitled to (i) all accrued and unpaid compensation and benefits, (ii) unpaid, accrued amounts under the annual incentive plan and a payment under the annual incentive plan equal to the pro rata amount that would have been due in the termination year,(iii) certain other supplemental insurance coverages in the case of Mr. Dana, or lump sum payments in lieu thereof in the case of Messrs. Chill and Sinicropi and (iv) reimbursement of excise taxes, if any, payable in the event that any compensation be deemed "parachute payments" under the Internal Revenue Code. In the event of a Change in Control, whether or not an Executive's employment continues with the Company, all options granted to him under any of the Company's stock option plans shall vest immediately on the date of the Change in Control.

         In the event that an Executive's employment is terminated for disability or death, he (or his estate) is to be paid (a) his base salary accrued through the date of termination and (b) any unpaid, accrued amounts under the annual incentive plan. In the case of termination by reason of death, the Executive is also entitled to a payment under the annual incentive plan equal to the prorata amount that would have been due in the termination year.

         Each of these employment agreements also provides that the Executive is restricted from soliciting customers or employees or engaging in certain restricted activities on behalf of any entity which engages in businesses similar to that of the Company until two years after the date his employment ends for any reason, for which he will be paid an amount equal to twice his base salary as in effect on the date of termination of employment plus twice the payment made under the annual incentive plan in either the termination year or the immediately preceding year, whichever is greater.

         Mr. Kenner is employed by the Company pursuant to an employment agreement effective as of September 24, 1998 (the "Kenner Effective Date"). The term of employment under this agreement is twenty-five months from the Kenner Effective Date; provided that on the first day of the second month following the Kenner Effective Date, and in each successive month, the term is automatically extended for one successive month, providing a minimum remaining term of two years, unless Mr. Kenner terminates the agreement by written notice. The current annual salary for Mr. Kenner pursuant to this agreement is $171,000, and is subject to annual review by the Board.

         The Company has the right to terminate Mr. Kenner's employment for "cause" or "without cause," as defined in the employment agreement. In the event that Mr. Kenner is terminated by the Company "without cause," other than following a "Change in Control" (as defined below), he is entitled to receive
(a) his base salary at the rate in effect on the date of termination of employment for a period of one and one-half years from the date of termination,
(b) any unpaid, accrued amounts under the annual incentive plan, (c) a pro rata payment under the annual incentive plan for the termination year, (d) a payment equal to the three year average of incentive payments received under the Company's annual incentive plan and (e) certain other supplemental insurance coverages. Under Mr. Kenner's employment agreement, a "Change in Control" occurs when (i) any person or group becomes the beneficial owner of capital stock of the Company representing 35% of all the voting stock, (ii) the members of the Board on the Kenner Effective Date cease to constitute a majority of the Board,
(iii) the Company combines with another entity and a person holds more than 35% of the voting stock of the Company or the Company's directors, as of the date immediately before such combination, constitute less than a majority of the board of directors of the combined entity, (iv) the Company's stockholders approve a merger, consolidation or share exchange that results in the conversion or exchange of the Company's voting stock or the Company's stockholders holding less than 50% of the combined voting power of the surviving entity, (v) any event that would constitute a change of control (as defined under Regulation 14A of the Securities Act of 1933, as amended) of the Partnership, (vi) the removal of the general partner of the Partnership or the appointment of a liquidating trustee not approved by the general partner or the Board or (vii) any event that would be required to be reported in response to Item 6(e) of Regulation 14A of the Securities Act of 1933, as amended.

         If Mr. Kenner is terminated by the Company "without cause" prior to the occurrence of a Change in Control and it can be shown such termination occurred in connection with, prior to or in anticipation of the Change in Control or, if following a Change in Control, Mr. Kenner is terminated by the Company other than for "cause," he is entitled to (i) all accrued and unpaid compensation and benefits, (ii) a lump sum payment equal to one and one-half times his annual base salary, plus two times the incentive payments under the annual incentive plan for the year in which the Change in Control occurs or the prior year, whichever is greater, (iii) unpaid, accrued amounts under the annual incentive plan and a payment that equals the average of the incentive payment received by him under the annual incentive plan for the immediately preceding three years and (iv) certain other supplemental insurance coverages. In the event of a Change in Control, whether or not Mr. Kenner's employment continues with the Company, all options granted to him under any of the Company's stock option plans shall vest immediately on the date of the Change in Control.

         In the event that Mr. Kenner's employment is terminated for disability or death, he (or his estate) is to be paid (a) his base salary accrued through the date of termination and (b) any unpaid, accrued amounts under the annual incentive plan. In the case of termination by reason of death, the Executive is also entitled to a payment under the annual incentive plan equal to the prorata amount due for the termination year. This employment agreement also provides that Mr. Kenner is restricted from soliciting customers or employees or engaging in certain restricted activities on behalf of any entity which engages in businesses similar to that of the Company until two years after the date his employment ends for any reason, for which he will be paid an amount equal to one-half his base salary as in effect on the date of termination of employment.

         Mr. Koerner is employed by the Company pursuant to an employment agreement effective as of September 24, 1998 (the "Koerner Effective Date"). The term of employment under this agreement is three years from the Koerner Effective Date; provided that on the first day of the month following the Koerner Effective Date, and in each successive month, the term is automatically extended for one successive month, providing a minimum remaining term of two years, unless Mr. Koerner terminates the agreement by written notice. The maximum term of employment under this agreement is 25 years. The current annual salary for Mr. Koerner pursuant to this agreement is $151,000, and is subject to annual review by the Board.

         The Company has the right to terminate Mr. Koerner's employment for "cause" or "without cause," as defined in the employment agreement. In the event that Mr. Koerner is terminated by the Company "without cause," other than following a "Change in Control" (as defined below), he is entitled to receive
(a) his base salary at the rate in effect on the date of termination of employment for a period of one and one-half years from the date of termination,
(b) any unpaid, accrued amounts under the annual incentive plan, (c) a pro rata payment under the annual incentive plan for the termination year and (d) a lump-sum payment equal to certain supplemental insurance premiums. Under Mr. Koerner's employment agreement, a "Change in Control" occurs when (i) any person or group becomes the beneficial owner of capital stock of the Company representing 35%of all the voting stock, (ii) the members of the Board on the Effective Date cease to constitute a majority of the Board, (iii) the Company combines with another entity and a person holds more than 35% of the voting stock of the Company or the Company's directors, as of the date immediately before such combination, constitute less than a majority of the board of directors of the combined entity, (iv) the Company's stockholders approve a merger, consolidation or share exchange that results in the conversion or exchange of the Company's voting stock or the Company's stockholders holding less than 50%of the combined voting power of the surviving entity, (v) any event that would constitute a change of control (as defined under Regulation 14A of the Securities Act of 1933, as amended) of the Partnership, (vi) the removal of the general partner of the Partnership or the appointment of a liquidating trustee not approved by the general partner or the Board or (vii) any event that would be required to be reported in response to Item 6(e) of Regulation 14A of the Securities Act of 1933, as amended.

         If Mr. Koerner is terminated by the Company "without cause" prior to the occurrence of a Change in Control and it can be shown such termination occurred in connection with, prior to or in anticipation of the Change in Control or, if following a Change in Control, Mr. Koerner is terminated by the Company other than for "cause," he is entitled to (i) all accrued compensation and benefits,(ii) a lump sum payment equal to one and one-half times his annual base salary, plus two times the incentive payments under the annual incentive plan for either the year in which the Change in Control occurs or the prior year, whichever is greater, (iii) unpaid, accrued amounts under the annual incentive plan, (iv) a payment that equals the average of the incentive payments received by him under the annual incentive plan for the immediately preceding three years, (v) certain other supplemental insurance coverages and
(vi)reimbursement of excise taxes, if any, payable in the event that any compensation be deemed "parachute payments" under the Internal Revenue Code. In the event of a Change in Control, whether or not Mr. Koerner's employment continues with the Company, all options granted to him under any of the Company's stock option plans shall vest immediately on the date of the Change in Control.

         In the event that Mr. Koerner's employment is terminated for disability or death, he (or his estate) is to be paid (a) his base salary accrued through the date of termination and (b) any unpaid, accrued amounts under the annual incentive plan. In the case of termination by reason of death, the Executive is also entitled to a payment under the annual incentive plan equal to the prorata amount due for the termination year. This employment agreement also provides that Mr. Koerner is restricted from soliciting customers or employees or engaging in certain restricted activities on behalf of any entity which engages in businesses similar to that of the Company until two years after the date his employment ends for any reason, for which he will be paid an amount equal to one-half his base salary as in effect on the date of termination of employment.


Additional Compensation

         The Board adopted a retention bonus plan on October 15, 1999, pursuant to which 30 of the Company's employees, including Messrs. Chill, Dana, Sinicropi, Kenner and Koerner, became eligible to receive bonuses in the aggregate amount of $1,688,000 as of November 5, 1999 (the "Retention Payment Date"), provided that such employees did not previously leave their employment with the Company voluntarily or that such executives were not terminated by the Board for "cause" prior to the Retention Payment Date.

         The Board also adopted as success bonus plan on October 15, 1999, pursuant to which certain executive officers, including Messrs. Chill, Dana, Sinicropi, Kenner and Koener, became eligible to receive base payments in the aggregate amount of $2,500,000 on the date of consummation of a sale of the Company (the "Success Payment Date") as long as prior to the Success Payment Date each executive officer has not left his respective employment voluntarily or has not been terminated by the Company Board for "cause." Under the success bonus plan, the members of the Special Committee may receive bonus payments on the Success Payment Date. Such bonus payments will not in the aggregate exceed $300,000.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As at December 10, 1999, no person or group is known to the Partnership to be the beneficial owner of more than five percent (5%) of the Units. The general partners of Synthetic G.P. and their respective stockholders do not own any Units.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On August 31, 1999, in accordance with the terms ofb the bsettlement of two putative class derivative action lawsuits resulting from the
Partnership's proposed plan of sissolution, SI Management L.P. resigned as general partner of the Partnership, resulting in the dissolution of the Partnership. Until that time, however, SI Management L.P. was the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controlled the management and affairs of the Partnership and therefore, the Company. At September 30, 1999, the Partnership owned 5,699,194 shares of Common Stock, or approximately 66% of the issued and outstanding shares of Common Stock, and therefore holds the voting power to determine the outcome of all matters upon which stockholders vote.

     The partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s partners. For further information concerning Messrs. Chill and Kenner see "Executive Officers and Directors of the Company."

     During fiscal 1999, 1998 and 1997, the Company paid for expenses incurred by the Partnership in connection with the Partnership's (I) proposed plan of dissolution in 1997, (ii) defense of two putative class and derivative action lawsuits resulting from its proposed plan of dissolution, and (iii) dissolution, liquidation and winding up of its affairs in connection with the sale process of the Company. During fiscal 1999, 1998 and 1997, the Company incurred $679, $622 and $1,139, respectively, of such expenses on behalf of the Partnership. At September 30, 1999, 1998 and 1997, the amounts receivable from the Partnership for such costs were $1,342, $663 and $1,800, respectively. In May 1998, the Company acquired 82,056 shares of its Common Stock from the Partnership in exchange for $1,759 of amounts receivable from the Partnership, in partial settlement of expenses paid by the Company on behalf of the Partnership during the last two fiscal years. The shares were acquired at their fair market value and are held in treasury for issuance under the Employee Stock Purchase Plan. Upon the liquidation of the Partnership in connection with the settlement, the Company will be repaid in cash all amounts due from the Partnership.

         Jon P. Beckman, a former executive officer of the Company and an affiliate of the general partner, has been retained as a consultant to the Company. Pursuant to his consulting agreement with the Company, the former executive officer will receive, until January 31, 2000, or upon earlier termination of his consulting agreement, $125 per year and various insurance coverages, and will be authorized to exercise all stock options awarded to him, subject to applicable vesting provisions. Under this agreement, the former executive officer is required to provide the Company with 20 hours of consultation per month, has released the Company from any liability resulting from his employment and has also agreed not to compete against the Company.

         The Company leases office space under a five-year lease with William Gardner Wright, Jr. one of the Company's former executive officers. The term of the lease expires on September 30, 2003 and the rent is approximately $52 per year, which the Company believes is within prevailing market rates.

         Pursuant to a licensing agreement with the Company, W. Wayne Freed, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which the executive officer owns all of the U.S. and foreign patents. Under this agreement, the Company paid royalties of approximately $19 and $10 in fiscal 1999 and 1998, respectively, and will continue to pay such royalties until 2012 or the earlier termination of the licensing agreement.

         During fiscal 1999 and 1998 the Company paid fees of approximately $211 and $125, respectively, to a law firm in which Mr. Joseph Dana, an officer and a director of the Company, was a member until May 21, 1997. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company. On August 6, 1999, Mr. Dana was named President of the Company.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K


(a)      Index to Consolidated Financial Statements:


      (1)   Financial Statements:

            Independent Auditors' Report                 F-1
            Consolidated Balance Sheets                  F-2
            Consolidated Statements of Operations        F-3
            Consolidated Statements of Changes in
               Partners' Equity                          F-4
            Consolidated Statements of Cash Flows        F-5
            Notes to Consolidated Financial Statements   F-6


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

            2 2.3 Asset Purchase Agreement dated October 12, 1990 between Synthetic Industries, Inc. and Chicopee.

            16 2.4 Agreement and Plan of Merger, dated November 5, 1999, among SIND Holdings, Inc., and Synthetic Industries, Inc.

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

           10 4.5 Registration Rights Agreement, dated as of February 11, 1997, between Synthetic Industries, Inc. and Bear Stearns & Co. Inc.

           8 4.6 Registration Rights Agreement, dated as of October 31, 1996, between Synthetic Industries, Inc. and Synthetic Industries, L.P.

           16 4.7 Supplemental Indenture dated as of November 29, 1999, between Synthetic Industries, Inc. and United States Trust Company of New York, trustee with respect to the 9 1/4% senior subordinated Notes due 2007.

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
                      Long and Synthetic Industries, Inc.

            15        10.16 Agreement dated September 24, 1998 between Charles
                      T. Koerner and Synthetic Industries, Inc.

15 10.17 Agreement dated September 24, 1998 between Joseph Sinicropi and Synthetic Industries, Inc.

15 10.18 Agreement dated September 24, 1998 between Bobby Callahan and Synthetic Industries, Inc.

15                    10.19 Agreement dated September 24, 1998 between Joseph F.
                      Dana and Synthetic Industries, Inc

            15        10.20  Agreement dated August 10, 1998 between Richard
                       Hingson and Synthetic Industries, Inc.

            5         10.21  1994 Stock Option Plan for Non-Employee Directors

            5         10.22  1994 Stock Option Plan

            7         10.23  1996 Stock Option Plan

            7         10.24  Incentive Compensation Plan Fiscal Year 1994/1995

            7         10.25  Incentive Compensation Plan Fiscal Year 1995/1996

            15        10.26  Incentive Compensation Plan Fiscal Year 1996/1997

            15        10.27 Incentive Compensation Plan Fiscal Year 1997/1998

            16        10.28 Incentive Compensation Plan Fiscal Year 1999/2000

            11 10.29 Asset Sale Agreement by and between Spartan Mills and Synthetic Industries, Inc. dated as of February 27, 1997.

            11 10.30 Lease Agreement by and between Spartan Mills and Synthetic Industries, Inc. dated as of February 27, 1997.

            12 10.31 Receivable Purchase and Sale Agreement dated as of December 18, 1997 among Synthetic Industries, Inc., BankBoston and other Lenders , and BankBoston, as agent on behalf of the Lenders.

            15 10.32 Loan and Security Agreement dated dated as of December 18, 1997.

            15 10.33 Amendment No.1 to the Loan and Security Agreement dated as of December 18, 1997.

            13 10.34 Amendment No. 2 to the Loan and Security Agreement dated as of December 18, 1997.

            14 10.35 Amendment No. 3 to the Loan and Security Agreement dated as of December 18, 1997

            15 10.36 Amendment No. 4 to the Loan and Security Agreement dated as of December 18, 1997.

            15        10.37 Supplemental Savings Plan

            15        21.  List of Subsidiaries of Synthetic Industries, Inc.

                      27.  Financial Data Schedule
--------------
1 Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-11479) as filed with the Securities and Exchange Commission on January 23, 1987 and incorporated herein by reference.

2 Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on August 24, 1992 and incorporated herein by reference.
 .

3 Filed as an exhibit to the Partnership's Amendment No. 1 to the Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

4 Pursuant to an order dated October 19, 1992, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit under Rule 406 of the Securities Act of 1933, as amended.

5 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.

6 Filed as an exhibit to the Company's Registration Statement on Form 8-A (0-12357) as filed with the Securities and Exchange Commission on October 24, 1996 and incorporated herein by reference.

7 Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on August 1, 1996 and incorporated herein by reference.

8 Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on September 13, 1996 and incorporated herein by reference.

9 Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on October 2,1996 and incorporated herein by reference.

10 Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-23167) as filed with the Securities and Exchange Commission on March 12, 1997 and incorporated herein by reference.

11 Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-28817) as filed with the Securities and Exchange Commission on September 17, 1997.

12 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.

13 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

14 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

15 Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.


16   Filed as an exhibit to the Company's Solicitation/Registration Statement on
     Schedule 14D-9 and incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


To the Partners of
Synthetic Industries L.P.
Chickamauga, Georgia


We have  audited  the  accompanying  consolidated  balance  sheets of  Synthetic
Industries L.P. and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in Partners' capital and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries L.P. and subsidiary at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.




/S/ Deloitte & Touche LLP


Deloitte & Touche LLP
New York, New York

November 30, 1999
(Except for Note 21, as to which
the date is December 14, 1999)



                                                       SYNTHETIC INDUSTRIES L.P.
                                                            AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars, except limited partnership units outstanding)

                                                                                          September 30,
                  ASSETS                                                               1999           1998
                                                                                     --------       --------

CURRENT ASSETS:
  Cash.......................................................................    $      189        $   287
  Accounts receivable, net (Note 4)..........................................        65,491         64,251
  Inventory (Note 5).........................................................        60,591         52,450
  Other current assets (Note 6)..............................................        19,595         16,644
                                                                                  ---------       --------

      TOTAL CURRENT ASSETS...................................................       145,866        133,632

PROPERTY, PLANT AND EQUIPMENT, net (Note 7)..................................       222,307        218,449

OTHER ASSETS (Note 8)........................................................        91,765         87,770
                                                                                  ---------       --------

                                                                                   $459,938       $439,851

          ........LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable...........................................................      $ 30,862       $ 26,438
  Accrued expenses and other current liabilities.............................        15,487         13,653
  Income taxes payable (Note 12).............................................         2,738            285
  Interest payable...........................................................         2,160          2,154
  Current maturities of long-term debt (Note 9)..............................         2,389          5,500
                                                                                 ----------    -----------

         TOTAL CURRENT LIABILITIES...........................................        53,636         48,030

LONG-TERM DEBT (Note 9)......................................................       231,221        236,843

DEFERRED INCOME TAXES (Note 12)..............................................        37,628         32,996

MINORITY INTEREST IN SUBSIDIARY..............................................        46,975         41,437


COMMITMENTS AND CONTINGENCIES (Note 18)

PARTNERS' CAPITAL
  General Partner Capital ...................................................           904            805
  Limited Partners' Capital, 800 Units issued and outstanding................        89,574         79,740
                                                                                  ---------      ---------

      TOTAL PARTNERS' CAPITAL................................................        90,478         80,545
                                                                                  ---------      ---------

                                                                                   $459,938       $439,851

                                            See notes to consolidated financial statements



                                                       SYNTHETIC INDUSTRIES L.P.
                                                           AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands of dollars, except per partnership unit amounts)

                                                                                    Year ended September 30,
                                                                            1999             1998              1997
                                                                         -----------       ---------        ---------

Net sales...............................................................  $ 384,822         $368,996         $345,572
                                                                          ---------         --------         --------
Costs and expenses:
  Cost of sales ........................................................    251,780          246,677          233,187
  Selling expenses......................................................     42,940           39,358           31,801
  General and administrative expenses (Note 10).........................     37,798           31,479           27,701
  Plant combination costs (Note 11).....................................      2,200                -                -
  Equipment relocation costs (Note 11)..................................      2,100                -                -
  Amortization of excess of purchase price over net
      assets acquired and other intangibles.............................      3,183            2,787            2,592
                                                                           --------         --------         --------
                                                                            340,001          320,301          295,281
                                                                            -------         --------         --------

Operating income........................................................     44,821           48,695           50,291
                                                                           --------        ---------         --------

Other expenses:
  Interest expense......................................................     19,626           18,515           20,085
  Amortization of deferred financing costs..............................        804              729              654
                                                                           --------          -------         --------
                                                                             20,430           19,244           20,739
                                                                            -------         --------         --------

Income before provision for income taxes, minority interest in
Subsidiary net income and extraordinary item............................     24,391           29,451           29,552

Provision for income taxes (Note 12)....................................      9,654           11,855           12,541
                                                                           --------         --------        ---------

Income before minority interest in subsidiary net income and
extraordinary item......................................................     14,737           17,596           17,011

Minority interest in subsidiary net income..............................      5,286            6,167            1,864
                                                                              -----            -----            -----

Income before extraordinary item........................................      9,451           11,429           15,147

Extraordinary item - Loss from early  extinguishment of debt (net of tax
  benefit of $7,481) (Note 9)...........................................             -             -           11,950
                                                                          ------------  ------------        ---------

NET INCOME..............................................................    $ 9,451         $ 11,429          $ 3,197
                                                                            =======         ========          =======

Net income attributable to:
    General partner.....................................................      $  94          $   115          $    32
    Limited partner.....................................................      9,357           11,314            3,165
                                                                              -----           ------           ------

                                                                             $9,451          $11,429          $ 3,197
                                                                            =======          =======          =======

Income per limited partnership unit (basic and diluted).................    $11,696          $14,143           $3,956
Limited partnership units outstanding (basic and diluted)...............        800              800              800






                                            See notes to consolidated financial statements

                                                       SYNTHETIC INDUSTRIES L.P.
                                                            AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                       (In thousands of dollars)




                                                                                                                  Total
                                                          General                        Limited                Partners'
                                                         Partner                        Partner               Capital

Balance, September 30, 1996.............................       649                     64,536                      65,185
Net income..............................................        32                      3,165                       3,197
Equity from the Offering................................         5                        424                         429
Foreign currency translation............................         2                         63                          65
                                                           -------                -----------                 -----------

Balance, September 30, 1997.............................       688                     68,188                      68,876

Net income..............................................       115                     11,314                      11,429
Foreign currency translation............................         -                         39                          39
Exercise stock options..................................         1                         52                          53
Stock transfer..........................................         1                        147                         148
                                                           -------                 ----------                  ----------

Balance, September 30, 1998.............................       805                     79,740                      80,545

Net income..............................................        94                      9,357                       9,451
Foreign currency translation............................         -                        (21)                        (21)
Exercise stock options..................................        (1)                      (157)                       (158)
Stock transfer..........................................         6                        655                         661
                                                           -------                  ---------                    --------

Balance, September 30, 1999.............................     $ 904                    $89,574                     $90,478
                                                             =====                    =======                     =======



                                            See notes to consolidated financial statements


                                                       SYNTHETIC INDUSTRIES L.P.
                                                           AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands of dollars)
                                                                                   Year ended September 30,
                                                                              1999              1998       1997
                                                                             ------            -----      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................   $  9,451        $  11,429         $  3,197
  Adjustments to reconcile net income to cash provided by operations:
    Minority interest in subsidiary net income..........................      5,286            6,167            1,864
    Extraordinary loss on early extinguishment of debt..................          -                -           19,431
    Depreciation and amortization.......................................     24,734           21,261           18,236
    Loss on disposal of assets .........................................      1,282                -                -
    Deferred income taxes...............................................      2,701            4,977            2,270
    Provision for (recoveries of) bad debts.............................        324              (13)             520
  Change in operating assets and liabilities, net of acquisition:
    Accounts receivable.................................................       (344)          (2,478)          (9,993)
    Inventory...........................................................     (7,076)           3,343          (13,634)
    Other assets........................................................     (8,157)          (1,232)             236
 Accounts payable.......................................................      3,808           (3,166)           6,803
    Accrued expenses and other current liabilities......................      1,233            2,046            1,111
    Income taxes payable................................................      2,222              323           (1,355)
    Interest payable....................................................          6             (313)          (3,557)
                                                                         ----------       -----------     ------------
      Net cash provided by operating activities.........................     35,470           42,344           25,129
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment............................    (32,166)         (46,112)         (53,980)
  Proceeds from assets sold.............................................     13,249                -                -
  Acquisition of businesses, net of cash acquired.......................     (3,327)          (6,000)          (9,354)
                                                                             -------          -------        ---------
    Net cash used in investing activities ..............................    (22,244)         (52,112)         (63,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan............................................          -          (25,000)         (20,000)
  Net borrowings (repayments) under the credit facility.................     (7,943)          43,607            9,427
  Repayments of capital lease obligation and other long-term debt.......     (6,090)          (1,002)            (660)
  Issuance of 9 1/4% Senior subordinated notes..........................          -                -          170,000
  Redemption of 12 3/4% Senior subordinated debentures..................          -           (7,403)        (132,597)
  Prepayment costs on early extinguishment of debt......................          -                -          (15,920)
  Proceeds from underwritten public offering............................          -                -           33,681
  Proceeds from exercise of stock options...............................        142               85                -
  Proceeds from sale of treasury stock under the Employee Stock
    Purchase Plan.......................................................        624              130
  Debt issuance costs...................................................          -             (792)          (5,525)
                                                                         ----------           -------         --------
    Net cash provided by (used in) financing activities.................    (13,267)           9,625           38,406
      Effect of exchange rate changes on cash...........................        (57)              90               36
                                                                            --------     -----------        ---------
NET (DECREASE) INCREASE IN CASH.........................................        (98)             (53)             237
CASH AT BEGINNING OF PERIOD.............................................        287              340              103
                                                                          ---------        ---------         --------
CASH AT END OF PERIOD...................................................   $    189         $    287         $    340
                                                                           ========         ========         ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................   $ 21,195         $ 21,232         $ 23,642
  Income taxes..........................................................      7,201            5,927            4,145
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Capital lease obligation incurred for purchase of equipment.............   $  5,300        $   7,500     $          -
Treasury stock conversion...............................................          -            1,759                -
Payable incurred for acquisition of business............................          -            1,302                -
Acquisition of business:
  Fair value of assets acquired, net of cash............................    $ 4,122         $  5,293          $ 9,830
  Liabilities assumed and incurred......................................      1,576            4,880              476
  Cash paid.............................................................      3,327            6,000            9,354

                                            See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands of dollars, except share and per share information)

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

     Since its organization in 1986 and subsequent admission of limited partners, the Partnership has conducted no business except owning and voting the shares of the Company. As a result of its public offering of Common Stock in November 1996, the Company had 8,682,067 shares of Common Stock outstanding at September 30, 1999, of which approximately 66% are owned by the Partnership. As the Partnership has no independent operations or assets other than its investment in the Company, the Partnership's financial statements are substantially identical to those of the Company, with the exception of the minority interest and certain expenses recognized by the Partnership associated with a withdrawn common stock offering. As a result, the footnote information presented below relates to that of the Company, except as disclosed. Accordingly, all references to fiscal year refer to the Company's fiscal year which ends on September 30th.

     On November 5, 1999, the Company announced that it entered into a definitive merger agreement with SIND Holdings, Inc., a company organized by Investcorp S.A., together with certain affiliated entities and other international investors (the "Merger"). In connection with the Merger, the Partnership was liquidated. See "Subsequent Event" (Note 21).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated  financial  statements include the accounts of the Company
     and  its  subsidiaries.   All  significant  intercompany  transactions  and
     balances have been eliminated.

     Revenue recognition

     Revenue from product sales is recognized at the time of shipment.


     Research and development

     The Company's research and market development is focused primarily on development and as such the Company engages in product design, development and performance validation to improve existing products and to create new products. The Company expended approximately $9,900, $8,100, and $4,200 in fiscal 1999, 1998, and 1997, respectively. Research and market development costs are expensed as incurred and included in general and administrative expenses.


     Foreign currency translation

     The assets and liabilities of foreign subsidiaries are translated at the fiscal year-end rates of exchange, and the results of operations are translated at the average rates of exchange for the years presented.
     Unrealized gains or losses resulting from translating foreign currency financial statements are accumulated in the other comprehensive income account in the stockholders' equity section of the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in results of operations. Foreign currency realized and unrealized gains and losses for the years presented were not material.

     Comprehensive income (loss)

     In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which requires the display of comprehensive income (loss) and its components in the financial statements. The Company's comprehensive income includes net earnings and unrealized gains and losses from foreign currency translation. The components of the Company's comprehensive income and the effects on earnings, for the three years ended September 30, 1999, are detailed in the Company's accompanying Consolidated Statements of Changes in Stockholders' Equity.

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

     Capitalized interest is charged to machinery and equipment and amortized over the lives of the related assets. Interest capitalized during fiscal 1999, 1998 and 1997 was $1,575, $2,404 and $838, respectively.

     Income taxes

     The Company accounts for income taxes using an asset and liability approach in accordance with SFAS No. 109. Under SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the statement of operations for the period that includes the enactment date.

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

     Software development costs

     During fiscal 1999, the Company adopted the AICPA's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain computer software project costs incurred during the application development stage have been capitalized and are being amortized on a straight line basis over a period of 3 years. Such costs include external direct costs of materials and services consumed in developing internal-use software, payroll costs for employees who are directly associated with the internal-use computer software project and interest costs incurred during development, and are included in other assets in the consolidated balance sheet.

     Deferred financing and intangible assets

     Deferred financing costs are amortized over periods from 5 to 10 years. Intangible assets consist primarily of a Fibermesh(R) trademark and patents on civil engineering products, which are amortized on a straight-line basis over 40 and 15 years, respectively.

     Fair value disclosures

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures of financial instruments. Cash, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at cost, which approximates fair value, because of the short-term maturity of these instruments. See note 9 for the fair value of long-term debt.

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


     Recent accounting pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which must be adopted for fiscal quarters of fiscal years beginning after June 15, 1999, (in 1999 the FASB delayed the effective date of SFAS 133 by one year). SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Management believes that SFAS 133 will not have a material effect on the Company's results of operations or financial position.


3.   BUSINESS ACQUISITIONS

     Acquisitions are accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired, net of any acquired cash, and liabilities assumed, if any, based upon the fair market value at the date of acquisition. Any excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The operating results of the acquired businesses have been included in the consolidated statement of operations from the date of acquisition.

     On August 1, 1999, the Company acquired all of the outstanding shares of High Point Fabrics and Supplies, Inc., a converter and marketer of furniture and bedding construction fabrics, for $600 (of which $100 is in escrow), net of cash acquired. The purchase price has been allocated to the assets acquired of $742 and the liabilities assumed of $372. Goodwill of $230 was recorded.

     On July 7,1999, the Company acquired all of the outstanding shares of BonTerra America, Inc., certain assets of an affiliated company and rights to the international name for $3,044 (of which $250 is in escrow), net of cash acquired and including repayment of $1,198 for a note payable and assumption of a note payable of $317. BonTerra America, Inc., is a manufacturer and marketer of natural erosion control products. The purchase price has been allocated to the assets acquired, net of acquired cash, of $3,381 (primarily accounts receivable of $923, inventory of $764 and property, plant and equipment of $1,424) and the liabilities assumed of $888 (primarily accounts payable of $499). Goodwill of $551 was recorded.

     On March 18, 1998, pursuant to a Stock Purchase Agreement, as subsequently amended, the Company acquired all of the outstanding shares of Novocon
     International, Inc. (the "Novocon Acquisition"), a manufacturer and marketer of steel concrete reinforcing fibers, for $7,302. The purchase price has been allocated to the assets acquired of $5,293 (primarily accounts receivable and inventory of $1,731 and $1,654, respectively) and the liabilities assumed of $4,880 (primarily accounts payable and other debt of $2,545 and $2,335, respectively). Goodwill of $7,564 was recorded.

     On February 27, 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills (the "Spartan Acquisition") for $9,354. The purchase price has been allocated to the assets acquired of $9,830 (primarily accounts receivable, inventory, and property, plant and equipment of $2,635, $1,363 and $5,138, respectively) and the liabilities assumed of $476.


4.  ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of the allowance for doubtful accounts of $2,700 and $2,714 at September 30, 1999 and 1998, respectively. The Company had amounts written off against established allowances for the year ended September 30, 1999 of $324 and net recoveries of $20 for the year ended September 30, 1998 and amounts written off against established allowances of $849 for the year ended September 30, 1997.

     The Company grants uncollateralized trade terms to most U.S. customers. A majority of the Company's carpet backing sales are with customers located in the state of Georgia. As of September 30, 1999 and 1998, $28,925 and $27,766, respectively, of the Company's accounts receivable balances were due from customers located in this state.


5.   INVENTORY
                                                        September 30,
                                                    1999               1998
                                                    ----               ----

        Finished goods............................$ 44,351            $ 37,689
        Work in process.........................     6,810               7,107
        Raw materials...........................     9,430               7,654
                                                   -------             -------

                                                 $  60,591            $ 52,450

6.   OTHER CURRENT ASSETS
                                                          September 30,
                                                   1999                1998
                                                   ----                ----

       Prepaid supplies........................   $10,028            $  9,603
       Deferred tax assets (Note 12)...........     6,461               4,639
       Insurance receivable....................     1,663               1,110
       Other...................................     1,443               1,292
                                                ---------           ---------

                                                  $19,595             $16,644

7.   PROPERTY, PLANT AND EQUIPMENT

                                                         September 30,
                                                    1999               1998
                                                    ----               ----

       Land....................................  $  4,585            $  4,585
       Buildings and improvements..............    46,061              42,588
       Equipment under capital leases..........    12,800              12,500
       Machinery and equipment and
         leasehold improvements................   287,214             266,972
                                                  -------            --------

                                                  350,660             326,645
       Accumulated depreciation................   128,353             108,196

                                                 $222,307            $218,449

Depreciation expense on property, plant and equipment was $20,747, $17,745 and $14,990 in fiscal 1999, 1998 and 1997, respectively.




8.  OTHER ASSETS
                                                           September 30,
                                                    1999               1998
                                                    ----               ----

     Excess of purchase price
        over net assets acquired................. $108,160           $107,379
     Intangible assets................. .............4,236              3,698
     Software development costs......................6,405                  -
     Deferred financing costs....................   12,701             12,443
                                                 ---------          ---------

                                                   131,502            123,520
     Accumulated amortization....................   39,737             35,750
                                                  --------            -------

                                                  $ 91,765           $ 87,770
                                                  ========           ========

     Amortization expense was $3,987, $3,516 and $3,246 in fiscal 1999, 1998 and 1997, respectively.


9.   LONG-TERM DEBT
                                                         September 30,
                                                     1999              1998
     Credit facility:
      Securitization                             $  33,601           $29,162
      Revolver                                      17,640            30,022
     9 1/4% senior subordinated notes, due 2007    170,000           170,000
     Capital lease obligations (Note 19)            11,216            10,647
     Other                                           1,153             2,512
                                                  --------           -------
                                                   233,610           242,343
     Less current portion                            2,389             5,500
                                                  --------           -------

     Total long-term portion                     $ 231,221          $236,843
                                                 =========          ========

     Credit Facility
     On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a five-year credit facility (the "Credit Facility"). Proceeds from the Credit Facility were used to repay the Fourth Amended and Restated Revolving Credit Agreement dated October 20, 1995. The Credit Facility consists of up to a $40 million asset based securitization program (the "Securitization"), with amounts borrowed through a wholly owned subsidiary, Synthetic Funding Corporation, and a $60 million senior secured revolver facility (the "Revolver"). In conjunction with the Securitization, the Company entered into a five-year agreement with its subsidiary providing for the sale of substantially all of its receivables on a revolving basis. Securitization and Revolver borrowings are collateralized by the Company's accounts receivable and substantially all of the assets of the Company, excluding real property, respectively.

     Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At September 30, 1999, the balances under the Securitization and Revolver were $33,601 and $17,640, respectively, at interest rates ranging from 5.63% to 8.25%.

     The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At September 30, 1999, letters of credit of $304 were outstanding.

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

     In connection with the issuance of the Notes, the Company redeemed approximately $132,600 principal amount of its 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures") at a redemption price of 111.07% of the principal amount thereof. In addition, the Company repaid $20,000 of its outstanding term loan borrowings as of March 5, 1997. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $11,950 (representing call premium and prepayment fees of $15,920 and write off of deferred financing costs of $3,511, net of an income tax benefit of $7,481) during fiscal 1997.

     On December 1, 1997, the Company redeemed the remaining $7,403 aggregate principal amount of Debentures outstanding at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.


     Aggregate Minimum Payments and Fair Value

     Approximate aggregate minimum annual payments due on long term debt and capital leases (see Note 19), for the subsequent five fiscal years, are as follows: 2000, $2,389; 2001, $1,444; 2002, $1,550; 2003, $52,906; 2004,
     $1,789; and thereafter, $173,532.

     The fair value of the Company's Notes was estimated to be $169,150 at September 30, 1999 and 1998. The fair values are based on quoted market prices for the Notes in the over-the-counter market.


     In connection with the sale of the Company, substantially all of the Company's debt will be refinanced. See "Subsequent Event" (Note 22).


10.      GENERAL AND ADMINISTRATIVE EXPENSES

     Included in general and administrative expenses for the year ended September 30, 1999 are the following charges:

a. Sale Expenses - In connection with the sale process of the Company conducted by an independent committee of the Company's Board of Directors (Note 20), the Company incurred investment banking, legal and advisory costs of $1,038 during fiscal 1999.

b. Employee Retention Costs - In connection with the Merger, the Company implemented a retention bonus plan to preserve and protect the Company's management during the sale process. In connection with the retention plan, the Company recorded compensation expense of $1,688 earned during fiscal 1999.

     Included in general and administrative expenses for the Partnership was $679 for expenses incurred by the Company on behalf of the Partnership


11.      PLANT CONSOLIDATION AND EQUIPMENT RELOCATION COSTS

     In fiscal 1999, the Company consolidated its non-woven manufacturing facility in Spartanburg, SC into its modern facility in Ringgold, GA. As a result, the Company recorded pretax charges of $4,300 for the year ended September 30, 1999. These charges reflect plant consolidation costs of $2,200 (severance provisions of $1,100 related to workforce reductions of approximately 105 employees and a charge of $1,100, for the write off of abandoned assets) and equipment relocation costs of $2,100. The costs related to the plant consolidation and equipment relocation have been fully paid or charged off during fiscal 1999.


12.  INCOME TAXES

     The sources of income before provision for income taxes are as follows:

                                                Year Ended September 30,

                                         1999           1998          1997
                                         ----           ----          ----

     United States                      $23,570       $28,575        $29,609
     Foreign                              1,500         1,498          1,082
                                       --------       -------        -------
     Earnings before income taxes       $25,070       $30,073        $30,691
                                        =======       =======        =======

     The provision for income taxes attributable to the amounts shown above consists of the following:
                                                 Year Ended September 30,
                                         1999           1998          1997
                                         ----           ----          ----
          Current:
              Federal................    $6,468        $ 4,875        $8,796
              State..................        82            591         1,120
              Foreign................       496            500           355
                                         ------        -------        ------
                                          7,046          5,966        10,271
                                         ------        -------        ------
          Deferred:
              Federal................     2,594          6,594         1,900
              State..................        14           (705)          370
                                         ------        -------        ------
                                          2,608          5,889         2,270
                                         ------        -------        ------

          Total ......................   $9,654        $11,855       $12,541
                                         ======        =======       =======

     As described in Note 9, the Company recorded a current tax benefit of $7,481 in fiscal 1997 as a result of the early extinguishment of debt.

     A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:
                                               Year Ended September 30,
                                           1999          1998         1997
                                           ----          ----         ----

   Amount computed at statutory rate.....$8,775        $10,526       $10,742
   State and local taxes less applicable
     federal income tax benefit..........   268            978           998
   Amortization of goodwill.............. 1,002            942           873
   Tax credits...........................  (569)          (991)         (405)
   Other nondeductible expenses..........   233            202           181
   Other, net............................   (55)           198           152
                                         ------         ------        ------
                                         $9,654        $11,855       $12,541
                                         ======        =======       =======

     The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                               September 30,
                                          1999           1998
                                          ----           ----

   Property, plant and equipment........$36,708        $31,754
   Trademarks and patents...............    920          1,242
                                        -------        -------

   Total deferred tax liabilities....... 37,628         32,996
                                         ------         ------


   Accounts receivable..................  1,038            968
   Inventory............................    925            749
   Accrued expenses.....................  2,576          1,869
   State tax credit carryforward........  1,922          1,053
                                         ------         ------

   Total deferred tax assets............  6,461          4,639
                                        -------         ------

   Net deferred tax liability...........$31,167        $28,357
                                        =======        =======

     At September 30, 1999, the Company has available state income tax credits of $1,922 which are available to reduce future state income taxes, subject to statutory limitations, expiring between 2007 and 2009.


13. RETIREMENT PROGRAMS

     For U.S. employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Company may, but has not elected to, contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest ratably over 5 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1999, 1998 and 1997, the Company contributed $1,131, $1,117 and $1,098, respectively. The Plan provides for the Company to bear the expense of the administration of the Plan. Pension expense on the foreign plans is not significant.

     On July 1, 1998, the Company's Board of Directors approved the establishment of the Synthetic Industries, Inc. Supplemental Savings Plan ( the "SSP"), a non-qualified plan designed to provide highly compensated employees, as defined by the Internal Revenue Service, the opportunity to defer any portion of their pre-tax compensation that is ineligible for deferral under the Plan. Company matching of qualified deferred amounts is limited to 3% of a participant's compensation less any amount actually contributed by the Company under the Plan. Vesting under the SSP is based upon years of service. Life insurance contracts have been purchased which may be used to fund the Company's portion of the SSP. In fiscal 1999, the charge to expense was $97.


14.      EMPLOYEE STOCK PURCHASE PLAN

     On February 25, 1998, the stockholders approved the Synthetic Industries, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), reserving 325,000 shares of Common Stock for issuance under this Plan. The Company adopted the Stock Purchase Plan with an initial option period commencing effective April 1, 1998, and continuing in three-month option periods thereafter. The Stock Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions or lump sum contributions, which may not individually exceed $25 in a calendar year, at a price equal to 85% of the Common Stock price as reported by the NASDAQ National Market at the beginning or end of each option period, whichever is lower. At September 30, 1998 and 1999, the Stock Purchase Plan had acquired 46,959 and 10,510 shares, respectively, from the Company's treasury stock.


15. STOCK OPTIONS

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

     Stock option transactions during 1999, 1998 and 1997 are summarized as follows:

                                             Shares
                                          reserved for                   Shares
                                         issuance under   Shares     available for                        Weighted
                                         the Management   granted        grant             Price           average
                                              Plans                                                         price


    Balance at September 30, 1996           905,736       638,397       267,339         $6.83-$10.72        $9.96
        Options granted                                   175,500                     $17.875-$21.375      $18.77
                                               -                           -
    ------------------------------------ -------------- ------------ --------------- ------------------- ------------
    Balance at September 30, 1997           905,736       813,897        91,839        $6.83-$21.375       $11.86
         Options granted                                  80,900               -           $15.00          $15.00
         Options exercised                     -         (12,500)              -           $6.83            $6.83
                                                   -
    ------------------------------------ -------------- ------------ --------------- ------------------- ------------
    Balance at September 30, 1998           905,736       882,297        10,939        $6.83-$21.375       $12.22
         Options granted                            -        7,500             -           $16.50          $16.50
         Options exercised                          -     (13,317)             -        $6.83-$10.72        $7.89
         Options retired                                  (10,632)             -       $10.72-$15.00       $13.54
    ------------------------------------ -------------- ------------ --------------- ------------------- ------------
    Balance at September 30, 1999           905,736       865,848        3,439         $6.83-$21.375       $12.26

     At September 30, 1999, 757,403 options were exercisable at exercise prices ranging from $6.83 to 21.375 per share.

     The purchase price of the shares of Common Stock subject to options under the Management Plans must be no less than the fair market value of the Common Stock at the date of grant; provided, however, that the purchase price of shares of Common Stock subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of the Company ("Ten Percent Shareholder') must not be less than 110% of the fair market value of the Common Stock at the date of the grant. The maximum term of an option may not exceed ten years from the date of the grant, except with respect to ISOs granted to Ten Percent Shareholders, which must expire within five years of the date of grant.

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

                                                                          1999             1998           1997
                                                                          ----             ----           ----
         Pro forma net income                                             $14,888         $17,640         $6,009
         Pro forma income per share - basic                                  1.72            2.04           0.69
         Pro forma income per share - diluted                                1.66            1.96           0.69

     The  fair  values  for  the  years  presented  were   determined   using  a
     Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1999               1998                1997
                                                      ----               ----                ----
      Dividend yield                                  None               None                None
        Volatility                                     44%               64%                  33%
      Risk-free interest rate                         6.0%           5.5% to 6.8%        6.4% to 6.8%
      Expected life                                  4 years           4 years              4 years

     The weighted average fair value of options granted in fiscal 1999, 1998 and 1997 was $6.95, $8.04 and $10.30, respectively.

     For options outstanding and exercisable at September 30, 1999, the exercise price ranges and average remaining lives were:

                                                   Options Outstanding                  Options Exercisable

                                              Weighted Average
                                    Shares           Remaining           Average           Shares          Average
                               Outstanding    Contractual Life          Exercise   Outstanding At   Exercise Price
    Exercise Prices             At 9/30/99                                 Price          9/30/99
      $  6.83                      112,761                5.20            $6.830          112,761           $ 6.83
      $10.72                       496,187                5.60            10.720          452,192            10.72
      $15.00                        73,900                8.80            15.000           30,700            15.00
      $16.50                         7,500                9.25            16.500                -                -
      $17.875                      130,500                7.60            17.875          130,500           17.875
      $21.375                       45,000                7.75            21.375           31,250           21.375



16. RELATED PARTY TRANSACTIONS

     SI Management L.P. is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and therefore, the Company. At September 30, 1999, the Partnership owned 5,699,194 shares of Common Stock, or approximately 66% of the issued and outstanding shares of Common Stock, and therefore holds the voting power to determine the outcome of all matters upon which stockholders vote.

     The partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s partners.

     For further information on the Partnership see Notes 19 and 21.

     A former executive officer of the Company and an affiliate of the general partner of the Partnership, has been retained as a consultant to the Company. Pursuant to his consulting agreement with the Company, the former executive officer will receive, until January 31, 2000, or upon earlier termination of his consulting agreement, $125 per year and various insurance coverages, and will be authorized to exercise all stock options awarded to him, subject to applicable vesting provisions. Under this agreement, the former executive officer is required to provide the Company with 20 hours of consultation per month, has released the Company from any liability resulting from his employment and has also agreed not to compete against the Company.

     The Company leases office space under a five-year lease with one of the Company's executive officers and an affiliate of the general partner of the Partnership. The term of the lease expires on September 30, 2003 and the rent is approximately $52 per year, which the Company believes is within prevailing market rates.

     Pursuant to a licensing agreement with the Company, an executive officer of the Company and an affiliate of the Partnership, receives royalties related to the manufacture and sale of a certain product for which the executive officer owns all of the U.S. and foreign patents. Under this agreement, the Company paid royalties of approximately $19 and $9 in fiscal 1999 and 1998, respectively, and will continue to pay such royalties until 2012 or the earlier termination of the licensing agreement.

     During fiscal 1999 and 1998 the Company paid fees of approximately $211 and $125, respectively, to a law firm in which Mr. Joseph Dana, an officer and a director of the Company, was a member until May 21, 1997. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company. On August 6, 1999, Mr. Dana was named President of the Company.

     During fiscal 1999, 1998 and 1997, the Company paid for expenses incurred by the Partnership in connection with the Partnership's (i) proposed plan of dissolution in 1997, (ii) defense of two putative class and derivative action lawsuits resulting from its proposed plan of dissolution, and (iii) dissolution, liquidation and winding up of its affairs in connection with the settlement of lawsuits. During fiscal 1999, 1998 and 1997, the Company incurred $679, $622 and $1,139, respectively, of such expenses on behalf of the Partnership. At September 30, 1999, 1998 and 1997, the amounts receivable from the Partnership for such costs were $1,342, $663 and $1,800, respectively. In May 1998, the Company acquired 82,056 shares of its Common Stock from the Partnership in exchange for $1,759 of amounts receivable from the Partnership, in partial settlement of expenses paid by the Company on behalf of the Partnership during the last two fiscal years. The shares were acquired at their fair market value and are held in treasury for issuance under the Employee Stock Purchase Plan. Upon the liquidation of the Partnership in connection with the settlement, the Company will be repaid in cash all amounts due from the Partnership.


17.      INDUSTRY SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company in the fourth quarter of fiscal 1999. The standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has three reportable operating segments organized by product line: carpet backing, construction materials, and technical textiles. Major products by segment include: carpet backing (primary and secondary backing), construction materials (fabrics and fibers for use in reinforced concrete applications, geotextiles and erosion control) and technical textiles (fabrics for furniture and bedding construction, agriculture and filtration applications).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before income taxes. The Company allocated interest and corporate overhead based on each segment's total assets. The Company does not transfer products between segments and, therefore, has no intersegment sales.

     The Company has a large and diverse customer base, which includes customers located in foreign countries. Net sales to one customer in the carpet backing segment represented approximately 26%, 25% and 20% of consolidated net sales for 1999, 1998 and 1997, respectively.

     The Company conducts its foreign sales operations through subsidiaries in Europe and a network of distributors worldwide. Sales to foreign markets in 1999, 1998, and 1997 were 10.4%, 9.4% and 10.6% of consolidated net sales, respectively. These sales were primarily to customers in Canada, Europe, Asia and Latin America. Information for the Company's operations in foreign markets is as follows:

                            Year ended September 30,
                  Net sales*                              1999           1998           1997
                  United States                            $344,687       $333,996       $308,872
                  Foreign countries                          40,135         35,000         36,700
                                                     =============== ============== ==============
                  Total sales                              $384,822       $368,996       $345,572
                                                     =============== ============== ==============
                  *Net sales are attributed to countries based on location of customer.

     Because a substantial portion of the Company's foreign revenues are derived from the sale of U.S. produced products, assets located outside the U.S. are not material.



                                                        Carpet       Construction       Technical
                                                       Backing         Materials         Textiles         Total
     1999
     Total Segment Sales                                 $172,024           $139,835         $72,963       $384,822
     Earnings Before Taxes1                                17,155              9,004           1,637         27,796

     Interest Expense                                      10,206              5,691           3,729         19,626
     Depreciation and Amortization                         11,608              9,644           3,482         24,734
     Total Assets2                                        227,970            127,885          85,763        441,618
     Expenditures for Long-lived Assets3                   16,959              1,576          13,631         32,166
     ----------------------------------------------- ------------- ------------------ --------------- --------------
     1998
     Total Segment Sales                                 $168,998           $128,318         $71,680       $368,996
     Earnings Before Taxes                                 20,660              7,403           2,010         30,073

     Interest Expense                                       9,627              5,740           3,148         18,515
     Depreciation and Amortization                         10,120              8,111           3,030         21,261
     Total Assets2                                        222,654            132,135          73,570        428,359
     Expenditures for Long-lived Assets3                   13,960             27,926           4,226         46,112
     ----------------------------------------------- ------------- ------------------ --------------- --------------
     1997
     Total Segment Sales                                 $166,219           $114,611         $64,742       $345,572
     Earnings Before Taxes                                 20,490              7,530           2,671         30,691

     Interest Expense                                      11,449              5,021           3,615         20,085
     Depreciation and Amortization                          8,655              6,281           3,300         18,236
     Total Assets2                                        221,498             94,784          67,792        384,074
     Expenditures for Long-lived Assets3                   18,710             24,712          10,558         53,980
     ----------------------------------------------- ------------- ------------------ --------------- --------------


     1 Earnings before taxes for operating segments presented above exclude costs associated with the sale process of the Company of $2,726, which have not been allocated to the operating segments.

     2 A reconciliation of the total assets reported for the operating segments to the applicable line items on the consolidated financial statements is as follows: Total segment assets exclude $19,662, $12,155 and $12,517 for fiscal years ended 1999, 1998 and 1997, respectively, consisting principally of deferred tax assets, capitalized deferred financing costs and systems development costs.

     3 Expenditures for long-lived assets exclude acquisitions of businesses and sales of assets.


18.      COMMITMENTS AND CONTINGENCIES

     a.  Lease commitments

          On April 7, 1998, the Company entered into an eight-year capital lease agreement to finance $7,500 of equipment at 7.25%. On October 4, 1998, the Company entered into an eight-year capital lease of $5,300 at an interest rate of 7.03%. On August 17, 1999, the Company entered into a sale-leaseback transaction whereby the Company sold certain machinery and equipment for $12,608 and agreed to lease the assets back from the purchaser over a period of 8 years at a rate of 6.4%. The leaseback has been accounted for as an operating lease and the future minimum lease payments are included below.

          The Company also leases certain factory and warehouse buildings and equipment under long-term operating leases expiring periodically through 2009.

         Future minimum lease payments under noncancelable lease obligations at September 30, 1999:

                                                                              Capital         Operating
                  Year                                                         leases            leases

                  2000........................................................  $1,935          $ 8,874
                  2001.....................................................      2,111            6,633
                  2002.....................................................      2,111            5,261
                  2003.......................................................    2,111            3,982
                  2004................................................           2,111            2,686
                  Thereafter.................................................    3,779            6,910
                                                                                ------            -----

                  Total minimum lease payments................................  14,158         $ 34,346
                                                                                ======         ========

                  Less amount representing interest............................  2,942

                  Present value of net minimum lease payments.................  11,216

                  Less current maturities of capital
                      lease obligation.......................................    1,236
                                                                              --------

                  Long-term capital lease obligation............................$9,980

     Total rental expense for the above operating leases and other short-term leases for the fiscal years 1999, 1998 and 1997 was $7,163, $5,813 and $4,112, respectively.


19. LITIGATION

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

     In connection with a dissolution of the Partnership, the Company's majority stockholder, that was proposed in 1997, the Company, its directors and certain other of the Company's officers who were affiliated with the general partner of the Partnership (the "General Partner") were named in two putative class and derivative action lawsuits filed in California federal court and Delaware state court by certain limited partners of the Partnership. On April 16, 1999, preliminary approval of a settlement agreement in connection with these lawsuits was granted by the United States District Court for the Northern District of California. On May 24, 1999, the settlement was granted final approval by the United States District Court for the Northern District of California and the California action was dismissed with prejudice. On July 31, 1999, the Delaware action was dismissed with prejudice by the Delaware Court of Chancery.

     Pursuant to the settlement agreement, an independent committee of the Company's Board of Directors (the "Committee") commenced in June 1999 a sales process during which the Committee, with the help of a financial advisor, sought offers from qualified buyers to purchase the Company. On August 31, 1999, in accordance with the terms of the settlement agreement, the General Partner resigned, which caused the dissolution of the Partnership, and a liquidating trustee was appointed to wind up the affairs of the Partnership in connection with the aforementioned sales process. On November 5, 1999, at the conclusion of the sales process, the Company entered into an agreement and plan of merger with SIND Holdings, Inc., a company organized by Investcorp, S.A., a global investment group, and SIND Acquisition, Inc., a wholly owned subsidiary of SIND Holdings, Inc. Pursuant to the merger agreement, on November 12, 1999, SIND Acquisition, Inc. commenced a cash tender offer for all outstanding shares of the Company's common stock. The Partnership, which owned approximately 66% of the outstanding common stock of the Company, tendered its shares to SIND Acquisition, Inc. pursuant to an agreement that was entered into at the same time as the merger agreement. On December 14, 1999, pursuant to the merger agreement , SIND Acquisition, Inc. merged with and into the Company, resulting in the Company becoming a wholly owned subsidiary of SIND Holdings, Inc.

     Acosta and Alvarez Matters

     Prior to March 23, 1999, approximately 158 plaintiffs had filed claims against Kaufman and Broad Home Corporation Including its subsidiaries and affiliates ("Kaufman and Broad") in two separate Los Angeles County Superior Court cases (the "Acosta and Alvarez Matters") each of which alleged defects in fiber reinforced concrete slabs. On or about March 23, 1999, the Company, Kaufman and Broad and the plaintiffs entered into a settlement agreement which resulted in the settlement of all claims against Kaufman and Broad. On April 29, 1999, the plaintiffs in the Acosta and
     Alvarez Matters filed amended complaints which named the Company as a defendant in those respective actions and which consolidated the actions in connection with claims that Fibermesh(R) used in concrete slabs at the plaintiffs' homes was defective. In the amended complaint, the plaintiffs claimed causes of action based upon strict liability, fraud, negligence, intentional infliction of emotional distress, and breach of implied warranty. In response to a demurrer filed on behalf of the Company, the court dismissed the intentional infliction of emotional distress claim. Thereafter, in July , 1999, the plaintiffs filed an amended complaint in which they set out claims for strict liability, fraud, negligence, and breach of express warranty. In September , 1999, in response to a demurrer filed on behalf of the Company, the court dismissed the breach of express warranty claim.

     Extensive sampling and testing is being done on behalf of the Company of all homes involved in this litigation. That testing has shown that approximately forty of the plaintiffs do not have any Fibermesh(R) in the concrete which was used in connection in the construction of their homes. The Company anticipates these plaintiffs will be dismissed from the lawsuit. After the sampling is completed, off site testing will be done which will assist in determining the cause of any construction defects in the concrete in the plaintiffs' homes. Minimal discovery has been done pending the completion of sampling and testing at the plaintiffs homes. Depositions of the plaintiffs will begin in late January, 2000. Therefore, it is too early to predict the outcome of these cases except for approximately forty plaintiffs who the Company anticipates will be dismissed because the concrete in their homes did not contain Fibermesh(R). The Company intends to vigorously defend against all claims by the plaintiffs in these matters.

     Hicks Matter

     On October 1, 1998, three individuals filed a lawsuit against Kaufman and Broad in Los Angeles County Superior Court (the "Hicks Matter") and requested that the court grant class action status to the lawsuit. In response to the complaint, Kaufman and Broad denied the plaintiffs' allegations and filed a cross-complaint against the Company. The Company has answered the Kaufman and Broad cross-complaint and denied generally and specifically the allegations that Kaufman and Broad had been injured or was entitled to any relief by any reason, act or omission by or on behalf of the Company. Subsequently, at a hearing which as held on November 8, 1999, the court announced that it would deny class action certification to the complaint and dismiss all class action claims in this case. The effect of this ruling is to leave three plaintiffs in this litigation involving two homes. Based on the limited discovery which has been done as of this time, it appears that there are no personal injury claims on behalf of the plaintiffs and that their property damage claims are limited. While it is too early to predict the outcome of this case, if there were an adverse outcome, it would not have a material effect on the Company's results of operations or financial condition. The Company intends to vigorously defend against all claims by the plaintiffs in this matter.






20.      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Presented below is a summary of the unaudited consolidated quarterly financial information for the Partnership for the years ended September 30, 1999 and 1998:

                                                                                                  Three Months Ended
     Fiscal 1999                                    December 31       March 31         June 30        September 30
     -----------                                    -----------       --------         -------        ------------
     Net sales                                            $87,162          $84,525        $103,976          $109,159
     Operating income1                                      6,640            6,579          16,245            15,357
     Net income                                               520              454           4,801             3,676
     Income per limited partnership unit                      645              559           5,945             4,545
     Weighted average limited  partnership units              800              800             800               800
     outstanding

     Fiscal 1998
     Net sales                                            $76,581          $79,271        $104,531          $108,613
     Operating income                                       7,034            6,788          17,730            17,143
     Net income                                               710              647           5,122             4,950
     Income per limited partnership unit                      879              801           6,339             6,124
     Weighted average limited  partnership units              800              800             800               800
     outstanding


     1 Operating income by quarter for fiscal 1999 include pre-tax charges for plant consolidation costs and other charges relating to the sale of the Company as follows: Quarter ended December 31, 1998, $1,619; quarter ended March 31, 1999, $1,761; quarter ended June 30, 1999, $920; and quarter ended September 30, 1999, $2,726.


21. SUBSEQUENT EVENT

     On November 5, 1999 the Partnership entered into a Stockholder Agreement with SIND Holdings, Inc., a company organized by Investcorp, a global investment group, and SIND Acquisition, Inc., a wholly-owned subsidiary of SIND Holdings, Inc. (SIND Holdings and SIND Acquisition being hereafter referred to as the "Purchasers"). Pursuant to the Stockholder Agreement the Partnership agreed to tender all of the shares of common stock (the "Shares") it owned in Synthetic Industries, Inc. (the "Company") to the Purchasers pursuant to a cash tender offer that would be made to stockholders of the Company in accordance with a Merger Agreement, dated November 5, 1999, between the Purchasers and the Company. The cash tender offer was commenced on November 12, 1999, the Partnership tendered the Shares and on December 15, 1999 the Partnership received approximately $188,000 in cash in payment for the Shares. The Liquidating Trustee promptly invested these proceeds in U.S. Treasury Bills, which now comprise all of the assets of the Partnership.

     Pursuant to the Stipulation and Agreement of Settlement approved by the United States District Court for the Northern District of California to which the Partnership is subject, the Liquidating Trustee has made application to the Court to make a cash distribution to the partners of the Partnership and has sent Payment Direction Letters to all limited partners of the Partnership. Upon approval by the Court and return of the Payment Direction Letters, the Liquidating Trustee intends to distribute $160,000 in cash in accordance with the terms governing liquidating distributions set forth in the Partnership Agreement. The remainder of the cash now held by the Partnership in U.S. Treasury Bills will be retained in that form by the Liquidation Trustee pending satisfaction of all of the Partnership's liabilities, including, without limitation, the attorneys' fees payable to plaintiff's counsel in the litigation that was the subject of the
     Stipulation and Agreement of Settlement, amounts owed to the Company and the incidental expenses and liabilities incurred in connection with the liquidation. On December 30, 1999, the United States District Court for the Northern District of California awarded $6,839 in fees and $237 in expenses to plaintiff's counsel, and directed an additional $13, 678 to be held in reserve by the Liquidating Trustee, subject to the exhaustion of any appeals or further court order. In addition, at December 30, 1999, the Partnership owed the Company $1,396 incurred in connection with plans of dissolution that were not consummated. The Liquidating Trustee expects that all liabilities of the Partnership will not exceed the amount of assets retained by the Partnership. The Liquidating Trustee can give no assurances, however, as to when and what amount of the reserve will be released by the Court, and, therefore, no prediction can be made as to when and in what amount a final liquidating distribution of the Partnership will be made.



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

SYNTHETIC INDUSTRIES L.P.


By:  SI MANAGEMENT L.P.
           General Partner

By:  SYNTHETIC MANAGEMENT G.P.
           General Partner

By: CHILL INVESTMENTS, INC.
          Managing General Partner

By: /s/ Leonard Chill
     Leonard Chill                        Chief Executive Officer
Date: January 13, 1999

By: /s/ Joseph Sinicropi                 Secretary and Chief Financial Officer
Dated:   January 13, 1999          (Principal Financial and Accounting Officer)